Form 10QSB
period 2000-03-31
GRAFFITI-X INC
filed 2000-05-10
CIK 1069389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________



Commission File Number: 000-29645



GRAFFITI-X, INC.
(Exact name of small business issuer as specified in its charter)



Delaware                                                           33-0821967
-------------------------------                            -------------------
(State or other jurisdiction of 				        (I.R.S. Employer
incorporation or organization)                             Identification No.)



619 Serrano Lane, Chula Vista, California 91910
---------------------------------------------------------
(Address and Zip Code of principal executive offices)


(619) 482-7177
(Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

On May 1, 2000, there were 9,310,000 shares of the Registrant's Common Stock, par value $.0001 per share, outstanding.







GRAFFITI-X, INC.
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2000




INDEX



PART I. FINANCIAL INFORMATION 						PAGE NO.

Item 1. Financial Statements

Balance Sheets - March 31, 2000 (Unaudited) and Dec. 31, 1999 		3

Statements of Operations -- Three Month Period Ended
March 31, 2000 and March 31, 1999, (Unaudited) 					4

Statements of Cash Flows -- Three Months Ended
March 31, 2000 and March 31, 1999 (Unaudited) 					5

Notes to Financial Statements 							6,7,8

Item 2.  Management's Discussion and Analysis of Operations 		8,9




PART II. OTHER INFORMATION

Item 1. Legal Proceedings - NONE

Item 2. Changes in Securities - NONE

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Security-Holders - NONE

Item 5. Other Information - CHANGE OF ADDRESS					10

Item 6. Exhibits and Reports on Form 8-K - NONE




SIGNATURE 											10









1. Financial Statements


GRAFFITI-X, INC.
Balance Sheets




March 31,
2000
December 31,
1999
   ASSETS





Cash
$ 3,667
$ 3,697
Inventory
820
976

      TOTAL ASSETS

$ 4,487

$ 4,673





   LIABILITIES





Accounts Payable

$     0

$     0

      TOTAL LIABILITIES

0

0



   STOCKHOLDERS EQUITY



Common Stock, $.0001 par value,
   40,000,000 shares authorized;
   9,310,000 issued and outstanding



931



931
Additional paid-in capital
5,872
5,872
Accumulated deficit
(2,316)
(2,130)

      TOTAL STOCKHOLDERS EQUITY

4,487

4,673



      TOTAL LIABILITIES AND
      STOCKHOLDERS EQUITY

$ 4,487

$ 4,673










See Notes to Financial Statements










GRAFFITI-X, INC.
Statements of Operations
(Unaudited)



Three Months Ended

March 31,
2000
March 31,
1999

Net Sales

$        0

$        0

   Costs of Sales

0

0

Gross Profit

0

0

Operating Expenses



   General and Administrative

186

322

Total Operating Expenses

186

322

   Net Income (Loss)

(186)

(322)

Income Taxes (Note C)

0

0

Net Income

   $    (186)

$    (322)

Earnings per Share

$ (.00002)

$ (.00023)

Weighted Average
  Shares Outstanding


9,310,000


1,385,000















See Notes to Financial Statements



















GRAFFITI-X, INC.
Statements of Cash Flows
(Unaudited)



Three Months Ended

March 31,
2000
March 31,
1999

CASH FLOWS FROM OPERATING ACTIVITIES


   Net Income (Loss)
(186)
(322)

   Adjustments to reconcile Net
   Income to net cash used in
   Operating Activities
      Decrease in Inventory




156




292



NET CASH USED IN OPERATING ACTIVITIES
(30)
(30)

CASH FLOWS FROM INVESTING ACTIVITIES

0

0

CASH FLOWS FROM FINANCING ACTIVITIES

0

0

PROCEEDS FROM ISSUANCE OF STOCK

0

0

NET INCREASE (DECREASE) IN CASH

(30)

(30)

CASH BEGINNING

3,697

3,817

CASH ENDING

3,667

3,787





















See Notes to Financial Statements

















GRAFFITI-X, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2000 and for the Three Months Periods Ended
March 31, 2000 and March 31, 1999



The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Graffiti-X, Inc.'s Annual Report and Form 10-SB. The Balance Sheet as of March 31, 2000 and the related Statements of Operations and Statements of Cash Flows for the quarters ended March 31, 2000 and March 31, 1999 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

Organization

       Graffiti-X, Inc., (The Company) was incorporated under the laws of the State of Delaware on July 29, 1998. The Company was formed to manufacture and sell two chemical products designed to remove graffiti from a variety of surfaces. The Company has not engaged in any significant operations since inception other than product demonstration, the search for a manufacturing facility, corporate maintenance activities, acquisition of capital, and preparation for filing of its Registration Statement Form 10-SB. No operating revenues have been realized by the Company since inception.

       The Company anticipates incurring increased expenses in the current year as a result of costs associated with registration under the Securities Exchange Act of 1934. However the Company also expects to generate its first revenues from sales before August 31, 2000. The Company's marketing efforts indicate that it should be able to sell its products at a price that is approximately 400% of manufacturing cost. Management therefore expects that it will be able to offset the higher operating cost associated with registration under the Securities Exchange Act with profits from product sales. Management expects sales to begin in the third quarter and increase in the fourth quarter of the year 2000.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Company considers all investments with a maturity of three months or less to be cash equivalents.



	Earnings Per Share

       Earnings per share is provided in accordance with Accounting Principles board opinion No. 15 (APB No. 15) "Earnings Per Share". Due to the Company's simple capital structure, only one earnings per share calculation is presented. Earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

       Income Taxes

       Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

       Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. No deferred taxes have been recorded as an asset or liability.

	The Company's provision for income taxes for the years ended December 31, 1998 and 1999 is $0. Due to the Company's operating loss, there is no tax expense recognized for 1998 or 1999.

Stockholders' Equity:

       The Company is authorized to issue 40,000,000 shares of common stock, par value $0.0001 per share, of which 9,310,000 shares are issued and outstanding.

	On August 4, 1998 the company issued 950,000 shares of common stock to its President, Amin Hassan, in exchange for the rights to formulations of the Graffiti XL products and an inventory of chemicals for the manufacture of these products costing $1,367. Also on that date the Company issued 50,000 shares of common stock to Daniel Masters in exchange for his services in incorporating the Company.

       On August 4, 1998 the Company filed a Form-D with the U.S. Securities and Exchange Commission. Between August 4, 1998 and September 30, 1998 the Company sold 385,000 shares of common stock at $0.01 per share to 37 individuals for a total proceeds of $3,850. The offers and sales were made pursuant to Rule 504 of Regulation D under the Securities Act of 1933 as amended.

       On May 10, 1999 the shareholders of the Company agreed to a stock split on the basis of six new shares for one old share. Therefore, as of that date the Company had 8,310,000 shares of common stock issued and outstanding.


      On July 1, 1999 the Company issued 1,000,000 shares of common stock to its President, Amin Hassan, in exchange for an inventory of chemicals used in the manufacture of Graffiti XL products costing $1,461. Consequently, at March 31, 2000, the Company had 9,310,000 shares of common stock issued and outstanding.


Need for Additional Financing

       The company believes that its existing capital will be sufficient to meet the Company's cash needs through the inception of manufacturing and sale.

The Company believes that profits from sales will generate sufficient cash for its operating needs by the end of the third quarter, and the Company believes it has sufficient resources to see it through to that time and beyond if necessary. The Company therefore does not foresee the need for additional financing in the year ahead.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Company is in the development stage. The Company's capital consists of chemicals supplied by the Company's founder and President, Amin Hassan and funds provided by investors. The opening chemical inventory had a cost basis to Mr. Hassan (and therefore to the Company) of $1,367. Mr Hassan subsequently contributed an additional chemical inventory which had a cost basis to him of $1,461 for a total inventory contribution of $2,828. Approximately seventy-one percent (71%) of the chemicals have been expended in the course of demonstrating the Company's products, however approximately twenty-nine percent (29%) remain available. Of the $3,850 raised in the Company's private placement $3,667 remains available. The Company's capital is sufficient to allow it to continue to finance operating activities in this manner for one to two years to come.

When the Company commences manufacturing it will accept orders only with a down payment of twenty-five percent (25%) of the total sales price. This down payment will be sufficient to provide the necessary working capital to produce and deliver the product.

Results of Operations

The Company's balance sheet for the period ending December 31, 1999, the Company's first full year of operation, reflects a cash asset of $3,697 and inventory of $976 for a total asset value of $4,673. On July 1, 1999 the Company's President sold an inventory of chemicals with a cost basis of $1,461 to the Company in exchange for 1,000,000 shares of common stock. Thus the total inventory for the year was $2,225 and the ending inventory of $976 reflected a decrease of $1,249 (56%). Cash decreased by $120 (3%), and total assets decreased by $1,369 (23%) during the year.

The Company's balance sheet for the period ending March 31, 2000, the Company's first quarter of the current year, reflects a cash asset of $3,667 and inventory of $820 for a total asset value of $4,487. Thus the inventory of $820 reflected a decrease of $156. Cash decreased by $30, and total assets decreased by $186 during the quarter.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to commencement of manufacturing and sales, however management believes that the Company's present capital is sufficient to commence those activities, given the Company's plan to accept orders only with a partial payment approximately equal to the cost of goods sold.


The Company has not engaged in any significant operations since inception other than product demonstration, the search for a manufacturing facility, corporate maintenance activities, acquisition of capital, and preparation for filing of its Registration Statement on Form 10-SB. No operating revenues have been realized by the Company since inception.

The Company anticipates incurring increased expenses in the current year as a result of costs associated with registration under the Securities Exchange Act of 1934. However the Company also expects to generate its first revenues from sales before September 1, 2000. The Company's marketing efforts indicate that it should be able to sell its products at a price that is approximately 400% of manufacturing cost. Management therefore expects that it will be able to offset the higher operating costs associated with registration under the Securities Exchange Act with profits from product sales. Sales, which are expected to begin in the third quarter, should increase in the fourth quarter.

Need for Additional Financing

The Company believes that its existing capital will be sufficient to meet the Company's cash needs through the inception of manufacturing and sales. The Company believes that profits from sales will generate sufficient cash for its operating needs by the end of the third quarter. The Company therefore does not foresee the need for additional financing in the year ahead.

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-SB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" - the timing and expected profitable results of manufacturing and sales and the need for no additional financing.

























PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings
	None.

Item 2.	Changes in Securities
	None.

Item 3.	Defaults Upon Senior Securities
	None.

Item 4.	Submission of Matters to a Vote of Security-Holders
	None.

Item 5.	Other Information
The Issuer has had a change of address.
The former address was:
		289 Church Avenue # 105
		Chula Vista, California 91910
The Issuers current address is:
		619 Serrano Lane
		Chula Vista, California 91910
The Issuer shares office space with a Director of the Company and the space is provided by the Director at no cost to the Company.

Item 6.	Exhibits and Reports on Form 8-K
	None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFFITI-X, INC.
(Registrant)

Date: May 9, 2000 			By: /s/ Daniel Masters
------------------ 		--------------------
Daniel Masters
Director and Acting Financial Officer
















FINANCIAL DATA SCHEDULE:

PERIOD TYPE: 					3-MOS
FISCAL YEAR END: 					DEC-31-1999
PERIOD END: 					MAR-31-2000
CASH: 						3,667
SECURITIES: 					0
RECEIVABLES:					0
ALLOWANCES: 					0
INVENTORY: 						820
CURRENT ASSETS: 					4,487
PP&E: 						0
DEPRECIATION: 					0
TOTAL ASSETS: 					4,487
CURRENT LIABILITIES: 				0
BONDS: 						0
PREFERRED MANDATORY: 				0
PREFERRED: 						0
COMMON: 						4,487
OTHER SE: 						0
TOTAL LIABILITY AND EQUITY: 			4,487
SALES: 						0
TOTAL REVENUES: 					0
CGS: 							0
TOTAL COSTS: 					0
OTHER EXPENSES: 					186
LOSS PROVISION: 					0
INTEREST EXPENSE: 				0
INCOME PRETAX: 					(186)
INCOME TAX: 					0
INCOME CONTINUING: 				(186)
DISCONTINUED: 					0
EXTRAORDINARY: 					0
CHANGES: 						0
NET INCOME: 					(186)
EPS BASIC: 						(0.00002)
EPS DILUTED: 					(0.00002)

1

8