Form 10QSB
period 2000-06-30
GRAFFITI-X INC
filed 2000-08-08
CIK 1069389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

On August 1, 2000, there were 9,310,000 shares of the Registrant's Common Stock, par value $.0001 per share, outstanding.



GRAFFITI-X, INC.
FORM 10-QSB
FOR THE QUARTER ENDED June 30, 2000




INDEX



PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

Balance Sheets - June 30, 2000 (Unaudited) and Dec. 31, 1999            3

Statements of Operations  Three & Six Month Periods Ended
June 30, 2000 and June 30, 1999, (Unaudited)                            4

Statements of Cash Flows -- Six Months Ended
June 30, 2000 and June 30, 1999 (Unaudited)                             5

Notes to Financial Statements                                           6,7

Item 2.  Management's Discussion and Analysis of Operations             7,8




PART II. OTHER INFORMATION                                              9

Item 1. Legal Proceedings - NONE

Item 2. Changes in Securities - NONE

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Security-Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits and Reports on Form 8-K - NONE




SIGNATURE 											9




1. Financial Statements




                               GRAFFITI-X, INC.
                                Balance Sheets
                                  (Unaudited)




                                                       June 30,  December 31,
                                                         2000        1999

    ASSETS

Cash                                                    $ 1,137     $ 3,697
Inventory                                                   240         976

    TOTAL ASSETS                                        $ 1,377     $ 4,673



    LIABILITIES

Accounts Payable                                              0           0

    TOTAL LIABILITIES                                         0           0

    STOCKHOLDERS EQUITY

Common Stock, $.0001 par value,
  40,000,000 shares authorized;
   9,310,000 issued and outstanding                         931         931
Additional Paid in Capital                                5,872       5,872
Accumulated Deficit                                      (5,426)     (2,130)

    TOTAL STOCKHOLDERS EQUITY                             1,377       4,673

    TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                $ 1,377     $ 4,673






See Notes to Financial Statements





                               GRAFFITI-X, INC.
                           Statements of Operations
                                  (Unaudited)



                                  Three Months Ended        Six Months Ended
                                  June 30,  June 30,       June 30,  June 30,
                                    2000      1999           2000      1999



Net Sales                         $     0   $     0      $      0    $      0

    Costs of Sales                      0         0             0           0

Gross Profit                            0         0             0           0

Operating Expenses

    General and Administrative      3,110       416         3,296         738

Total Operating Expenses            3,110       416         3,296         738

    Net Income (Loss)              (3,110)     (416)       (3,296)       (738)

Income Taxes                            0         0             0           0

Net Income                         (3,110)     (416)     $ (3,296)   $   (738)

Earnings Per Share               (.000334) (.000079)     (.000354)   (.000222)

Weighted Average
  Shares Outstanding            9,310,000  5,266,000     9,310,000  3,326,000













See Notes to Financial Statements





                               GRAFFITI-X, INC.
                           Statements of Cash Flows
                                 (Unaudited)



                                                         Six Months Ended
                                                       June 30,    June 30,
                                                         2000        1999




CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                  (3,296)       (738)

    Adjustments to reconcile Net
    Operating Activities
        Use of inventory                                  736         678

NET CASH USED IN OPERATING ACTIVITIES                  (2,560)        (60)

CASH FLOWS FROM INVESTING ACTIVITIES                        0           0

CASH FLOWS FROM FINANCING ACTIVITIES                        0           0

PROCEEDS FROM ISSUANCE OF STOCK                             0           0

NET INCREASE (DECREASE) IN CASH                        (2,560)        (60)

CASH BEGINNING                                          3,697       3,817

CASH ENDING                                             1,137       3,757















See Notes to Financial Statements




                              GRAFFITI-X, INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
               As of June 30, 2000 and for the Periods Ended
                       June 30, 2000 and June 30, 1999


     The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Graffiti-X, Inc.'s Annual Report and Form 10-SB. The Balance Sheet as of June 30, 2000 and the related Statements of Operations and Statements of Cash Flows for the quarters ended June 30, 2000 and June 30, 1999 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.


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

       The Company anticipates incurring increased expenses in the current year as a result of costs associated with registration under the Securities Exchange Act of 1934. However the Company also expects to generate its first revenues from sales before September 30, 2000. The Companys marketing efforts indicate that it should be able to sell its products at a price that is approximately 400% of manufacturing cost. Management therefore expects that it will be able to offset the higher operating cost associated with registration under the Securities Exchange Act with profits from product sales. Management expects sales to begin in the third quarter and increase in the fourth quarter of the year 2000.

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

      Need for Additional Financing

       The company believes that its existing capital will be sufficient to meet the Company's cash needs through the inception of manufacturing and sales. The Company believes that profits from sales will generate sufficient cash for its operating needs by the end of the third quarter, and the Company believes it has sufficient resources to see it through to that time and beyond if necessary. The Company therefore does not foresee the need for additional financing in the year ahead. However, the Company has recently entered discussions which could lead to some form of business combination with a better funded company. At this time no specific company has been identified.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Company is in the development stage. The Companys capital consists of chemicals supplied by the Companys founder and President, Amin Hassan and funds provided by investors. The opening chemical inventory had a cost basis to Mr. Hassan (and therefore to the Company) of $1,367. Mr Hassan subsequently contributed an additional chemical inventory which had a cost basis to him of $1,461 for a total inventory contribution of $2,828. Approximately ninety-two percent (92%) of the chemicals have been expended in the course of demonstrating the Companys products, however approximately twenty-nine percent (8%) remain available. Of the $3,850 raised in the Companys private placement $3,667 remains available. The Companys capital is sufficient to allow it to continue to finance operating activities in this manner for one to two years to come.

When the Company commences manufacturing it will accept orders only with a down payment of twenty-five percent (25%) of the total sales price. This down payment will be sufficient to provide the necessary working capital to produce and deliver the product.

Results of Operations

The Companys balance sheet for the period ending December 31, 1999, the Companys first full year of operation, reflects a cash asset of $3,697 and inventory of $976 for a total asset value of $4,673. On July 1, 1999 the Companys President sold an inventory of chemicals with a cost basis of $1,461 to the Company in exchange for 1,000,000 shares of common stock. Thus the total inventory for the year was $2,225 and the ending inventory of $976 reflected a decrease of $1,249 (56%). Cash decreased by $120 (3%), and total assets decreased by $1,369 (23%) during the year.

The Companys balance sheet for June 30, 2000, the end of the Companys second quarter of the current year, reflects a cash asset of $1,137 and inventory of $240 for a total asset value of $1,377. Thus the inventory of $240 reflected a decrease of $736. Cash decreased by $2,560, and total assets decreased by $3,296 during the six month period.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to commencement of manufacturing and sales, however management believes that the Companys present capital is sufficient to commence those activities, given the Companys plan to accept orders only with a partial payment approximately equal to the cost of goods sold.

The Company has not engaged in any significant operations since inception other than product demonstration, the search for a manufacturing facility, corporate maintenance activities, acquisition of capital, preparation for filing of its Registration Statement on Form 10-SB, and, most recently, preliminary discussions aimed at combining with a better funded company in the event that sales do not materialize. No operating revenues have been realized by the Company since inception.

The Company anticipates incurring increased expenses in the current year as a result of costs associated with registration under the Securities Exchange Act of 1934. However the Company also expects to generate its first revenues from sales before September 30, 2000. The Companys marketing efforts indicate that it should be able to sell its products at a price that is approximately 400% of manufacturing cost. Management therefore expects that it will be able to offset the higher operating costs associated with registration under the Securities Exchange Act with profits from product sales. Sales, which are expected to begin in the third quarter, should increase in the fourth quarter.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-SB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations the timing and expected profitable results of manufacturing and sales and the need for no additional financing.










PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings
	None.

Item 2.	Changes in Securities
	None.

Item 3.	Defaults Upon Senior Securities
	None.

Item 4.	Submission of Matters to a Vote of Security-Holders
	None.

Item 5.	Other Information
      None.

Item 6.	Exhibits and Reports on Form 8-K
	None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAFFITI-X, INC.
(Registrant)

Date: August 8, 2000 			By: /s/ Daniel Masters
------------------ 		--------------------
Daniel Masters
Director and Acting Financial Officer













FINANCIAL DATA SCHEDULE:

PERIOD TYPE: 					6-MOS
FISCAL YEAR END: 					DEC-31-1999
PERIOD END: 					JUN-30-2000
CASH: 						1,137
SECURITIES: 					0
RECEIVABLES:					0
ALLOWANCES: 					0
INVENTORY: 						240
CURRENT ASSETS: 					1,377
PP&E: 						0
DEPRECIATION: 					0
TOTAL ASSETS: 					1,377
CURRENT LIABILITIES: 				0
BONDS: 						0
PREFERRED MANDATORY: 				0
PREFERRED: 						0
COMMON: 						1,377
OTHER SE: 						0
TOTAL LIABILITY AND EQUITY: 			1,377
SALES: 						0
TOTAL REVENUES: 					0
CGS: 							0
TOTAL COSTS: 					0
OTHER EXPENSES: 					3,296
LOSS PROVISION: 					0
INTEREST EXPENSE: 				0
INCOME PRETAX: 					(3,296)
INCOME TAX: 					0
INCOME CONTINUING: 				(3,296)
DISCONTINUED: 					0
EXTRAORDINARY: 					0
CHANGES: 						0
NET INCOME: 					(3,296)
EPS BASIC: 						(0.000354)
EPS DILUTED: 					(0.000354)

1

6