Form 10QSB
period 2000-09-30
AMNIS SYSTEMS INC
filed 2000-12-06
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                        Commission file Number: 000-29645

                               AMNIS SYSTEMS INC.
                           (FORMERLY GRAFFITI-X, INC.)
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   33-0821967
                     (I.R.S. Employer Identification Number)

                                619 Serrano Lane
                          Chula Vista, California 91910
                    (Address of principal executive offices)

                                  (604)681-9588
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,310,000 common shares as at September 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

                               AMNIS SYSTEMS INC.
                           (formerly Graffiti-X, Inc.)


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999

                  Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and September 30, 2000

                  Consolidated Statements of Cash Flows for the nine month period Ended September 30, 1999 and September 30, 2000

                  Consolidated Statements of Changes in Stockholders' Equity

                  Notes to Consolidated Financial Statements

         Item 2   Plan of Operation

PART II. OTHER INFORMATION

         Item 1   Legal Proceedings

         Item 2   Changes in Securities

         Item 3   Defaults Upon Senior Securities

         Item 4   Submission of Matters to a Vote of Security Holders

         Item 5   Other Information

         Item 6   Exhibits and Reports on Form 8K


         SIGNATURES

                               AMNIS SYSTEMS INC.
                           (FORMERLY GRAFFITI-X, INC.)



                        CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                               SEPTEMBER 30, 2000

                             Robert J. Bliss, C.P.A.
                                289 Church Avenue
                              Chula Vista, CA 91910
                      FAX (619)585-7597 Phone (619)585-7595







                          Independent Auditor's Report



The Board Of Directors
AMNIS Systems, Inc.


         I have compiled the accompanying balance sheet of AMNIS Systems, Inc. (formerly Graffiti-X, Inc.) as of September 30, 1999 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows for three and nine months ended September 30, 1999 and September 30, 2000, in accordance with standards established by the American Institute of Certified Public Accountants.

         A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying statements and accordingly do not express an opinion or any other form of assurance on them.





                                                                December 1, 2000

                               AMNIS Systems, Inc
                          (formerly Graffiti-X, Inc.)
                                  BALANCE SHEET



                                                                                      September 30                  December 31
                                                                                          2000                         1999
                                                                                      ------------                  -----------
         ASSETS

Cash                                                                                     $   100                      $ 3,697
Inventory                                                                                    240                          976
                                                                                         -------                      -------

                  TOTAL ASSETS                                                           $   340                      $ 4,673



         LIABILITIES

Accounts payable                                                                               0                            0

                  TOTAL LIABILITIES                                                            0                            0
                                                                                         -------                      -------

         STOCKHOLDERS' EQUITY

         Common Stock, &.0001 par value,
              40,000,000 shares authorized;
               9,310,000 issued and outstanding                                              931                          931
         Additional paid-in capital                                                        5,872                        5,872
         Accumulated deficit                                                              (6,463)                      (2,130)
                                                                                         -------                      -------

TOTAL STOCKHOLDERS' EQUITY                                                                   340                        4,673
                                                                                         -------                      -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                     $   340                      $ 4,673
                                                                                         -------                      -------







                 See Accountant's Compilation Report and Notes.

                               AMNIS SYSTEMS, INC.
                           (formerly Graffiti-S, Inc.)
                               STATEMENT OF INCOME


                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                           September 30,
                                                        2000                1999                2000                1999
                                                     ----------          ----------          ----------          ----------
Net Sales                                                     0                   0                   0                   0

         Cost of sales                                        0                   0                   0                   0

Gross Profit                                                  0                   0                   0                   0

Operating Expenses

         General and Administrative                       1,037                  30               4,333                 768

Total Operating Expenses                                  1,037                  30               4,333                 768
                                                     ----------          ----------          ----------          ----------

         Net Income (loss)                               (1,037)                (30)             (4,333)               (768)

Income Taxes (Note C)                                         0                   0                   0                   0

Net Income                                               (1,037)                (30)             (4,333)               (768)

Earnings per share                                      (.00011)         $  (.00000)            (.00047)            (.00013)

Weighted Average                                      9,310,000           9,310,000           9,310,000           5,565,555









                 See Accountant's Compilation Report and Notes.

                               AMNIS SYSTEMS, INC.
                           (formerly Graffiti-X, Inc.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               September 30, 2000


                                                                  Common Stock                 Additional
                                                                  ------------                   Paid-In          Accumulated
                                                           Shares               Amount           Capital            Deficit
                                                         -----------            ------         -----------        -----------
Beginning Balance
July 29, 1998                                            $         0            $    0           $     0

Issuance of Common
Stock for expenses
And inventory paid
On August 4, 1998
at $0.0015 per share                                       1,000,000            $  100           $ 1,392

Issuance of Common
Stock for cash on
Sept. 20, 1998 at
$0.01 per share                                              385,000                39             3,811

Net income (loss)
December 31, 1998                                                                                                   $  (761)
                                                         -----------            ------           -------            -------

Balance 12/31/98                                           1,385,000            $  139           $ 5,203            $  (761)

Stock split:
Six for One
May 10, 1999                                               6,925,000               692              (692)

Issuance of Common
Stock for merchandise
On July 1, 1999 at
$0.0015 per share                                          1,000,000               100             1,361

Net income (loss)
December 31, 1999                                                                                                    (1,369)
                                                         -----------            ------           -------            -------

Balance on
December 31, 1999                                          9,310,000            $  931           $ 5,872            $(2,130)

Net income (loss) for
Sept 30, 2000                                                                                                        (4,333)

Balance 9/30/2000                                          9,310,000            $  931           $ 5,872            $(6,463)


                 See Accountant's Compilation Report and Notes.

                               AMNIS SYSTEMS, INC.
                           (formerly Graffiti-X, Inc.)
                             STATEMENT OF CASH FLOWS

                                                                                        For the nine months ended
                                                                                               September 30,
                                                                                       2000                    1999
                                                                                      -------                 -------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                            $(4,333)                $  (768)

         Adjustments to reconcile net income
         To net cash used in operating activities:

                  Use of Inventory                                                        736                     678
                                                                                      -------                 -------

NET CASH USED IN OPERATING ACTIVITIES                                                  (3,597)                    (90)

CASH FLOWS FROM INVESTINF ACTIVITIES                                                        0                       0

CASH FLOWS FROM FINANCING ACITIVITIES                                                       0                       0

PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                      0                       0

NET INCREASE (DECREASE) IN CASH                                                        (3,597)                    (90)

CASH-BEGINNING                                                                          3,697                   3,817
                                                                                      -------                 -------

CASH-ENDING                                                                           $   100                 $ 3,727





                  See Accountant's Compilation Report and Notes

                               AMNIS SYSTEMS, INC.
                           (formerly Graffiti-X, Inc.)
                          NOTES TO FINANCIAL STATEMENTS



A.       Organization and Summary of Significant Accounting Policies:

         Organization

                  AMNIS Systems, Inc, (The Company) was incorporated under the laws of the State of Delaware on July 29, 1998. The company was formed to manufacture and sell two chemical products designed to remove graffiti from a variety of surfaces. The Company has not engaged in any significant operations since inception other than product demonstration, the search for a manufacturing facility, corporate maintenance activities, acquisition of capital, and preparation for filing of its Registration Statement Form 10-SB. No operating revenues have been realized by the Company since inception.

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

                               AMNIS Systems, Inc.
                           (formerly Graffiti-X, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


         Earning Per Share

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

B.       Income Tax Expense:

                  The Company's provision for income taxes for the nine months ended September 30, 1999 and 2000 is $0. Due to the Company's operating loss, there is no tax expense recognized for 1999 or 2000.

C.       Stockholders' Equity:

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

                               AMNIS Systems, Inc.
                           (formerly Graffiti-X, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


         shares of common stock to Daniel Masters in exchange for his services in incorporating the Company.

                  On August 4, 1998 the Company filed a Form-D with the U.S. Securities and Exchange Commission. Between August 4, 1998 and September 30, 1998 the Company sold 385,000 shares of common stock at $0.00 per share to 37 individuals for a total proceeds of $3,850. The offers and sales were made pursuant to Rule 504 of Regulation D under the Securities Act of 1933 as amended.

                  On May 10, 1999 the shareholders of the Company agreed to a stock split on the basis of six new shares for one old share. Therefore, as of that date the Company had 8,310,000 shares for one old share. Therefore, as of that date the Company had 8,310,000 shares of common stock issued and outstanding.

                  On July 1, 1999 the Company issued 1,000,000 shares of common stock to its President, Amin Hassan, in exchange for an inventory of chemicals used in the manufacture of Graffiti XL products costing $1,461. Consequently, at December 31, 1999 the Company had 9,310,000 shares of common stock issued and outstanding.

D.       Need for Additional Financing

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------

The Company is in the development stage. The Company's capital consists of chemicals supplied by the Company's founder and President, Amin Hassan and funds provided by investors. The opening chemical inventory had a cost basis to Mr. Hassan (and therefore to the Company) of $1,367. Mr Hassan subsequently contributed an additional chemical inventory which had a cost basis to him of $1,461 for a total inventory contribution of $2,828. Approximately ninety-two percent (92%) of the chemicals have been expended in the course of demonstrating the Company's products, however approximately twenty-nine percent (8%) remain available. Of the $3,850 raised in the Company's private placement $3,667 remains available. The Company's capital is sufficient to allow it to continue to finance operating activities in this manner for one to two years to come.

When the Company commences manufacturing it will accept orders only with a down payment of twenty-five percent (25%) of the total sales price. This down payment will be sufficient to provide the necessary working capital to produce and deliver the product.

Results of Operations
---------------------

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

The Company's balance sheet for September 30, 2000, the end of the Company's third quarter of the current year, reflects a cash asset of $100 and inventory of $240 for a total asset value of $340. Cash decreased by $3,557, and total assets decreased by $4,293 during the nine month period.

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

The Company anticipates incurring increased expenses in the current year as a result of costs associated with registration under the Securities Exchange Act of 1934. However the Company also expects to generate its first revenues from sales before June 30, 2001. The Company's marketing efforts indicate that it should be able to sell its products at a price that is approximately 400% of manufacturing cost. Management therefore expects that it will be able to offset the higher operating costs associated with registration under the Securities Exchange Act with profits from product sales. Sales, which are expected to begin in the second quarter of 2001, should increase in the latter half of 2001.

Need for Additional Financing
-----------------------------

The Company believes that its existing capital will be sufficient to meet the Company's cash needs through the inception of manufacturing and sales. The Company believes that profits from sales will generate sufficient cash for its operating needs by the end of 2001. The Company therefore does not foresee the need for additional financing in the year ahead.

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-SB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of manufacturing and sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMNIS SYSTEMS INC.
                                         (formerly Graffiti-X, Inc.


Dated:  December 5, 2000                 Per: /s/Jason John
                                              ----------------------------------
                                              Jason John, President and Director