Form 10KSB
period 2000-12-31
AMNIS SYSTEMS INC
filed 2001-04-02
CIK 1069389

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
          For the fiscal year ended: December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _________________

Commission File Number:  000-29645

                               AMNIS SYSTEMS INC.
                          (Formerly Graffiti-X, Inc.)
              (Exact name of small business issuer in its charter)

              Delaware                                                     33-0821967
(State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
              organization)


               3450 Hillview Avenue, Palo Alto, California 94304
          (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code: (650) 855-0200

Securities registered under Section 12(b) of the Act:
               Title of each class                          Name of each exchange on which registered
                       None                                                   None
Securities registered under Section 12(g) of the Act:            Common Stock, $0.0001 par value
                                                                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year:  $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2001 was $53,397,526.

The number of shares outstanding of each of the issuer's classes of common equity as of March 28, 2001: 26,304,200 shares of Common Stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

                               TABLE OF CONTENTS

                                     PART I

                                                                             Page
                                                                             ----
ITEM 1.    DESCRIPTION OF BUSINESS...........................................  3
             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS............  3
             BUSINESS PRIOR TO THE PROPOSED MERGER WITH OPTIVISION, INC......  3
             RISK FACTORS....................................................  4

ITEM 2.    DESCRIPTION OF PROPERTY...........................................  5
ITEM 3.    LEGAL PROCEEDINGS.................................................  5
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  5

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  6
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........  7
ITEM 7.    FINANCIAL STATEMENTS..............................................  8
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTTING AND
           FINANCIAL DISCLOSURE..............................................  8

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................  9
ITEM 10.   EXECUTIVE COMPENSATION............................................ 11
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 12
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 13
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 14

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

   CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, beliefs and assumptions. When we use words such as "anticipates," "expects," "intends," "plans," "believes" or similar expressions, we are making forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements. Factors that might cause such differences include the risks discussed in "Item 1. Description of Business-Risk Factors" and in "Item 6. Management's Discussion and Analysis or Plan of Operation," as well as those discussed elsewhere in this annual report.

     We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this annual report. We will not update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   BUSINESS PRIOR TO THE PROPOSED MERGER WITH OPTIVISION, INC.

Recent Developments

     On September 11, 2000, we and our wholly-owned subsidiary, ASI Acquisition, Inc., entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") with Optivision, Inc., a California corporation ("Optivision"). The Agreement and Plan of Merger was amended on January 11, 2001, and as so amended is hereinafter referred to as the Merger Agreement. The Merger Agreement provides that, subject to the satisfaction of certain conditions including approval of the Merger Agreement by the stockholders of Optivision, our newly-formed, wholly-owned subsidiary will merge with and into Optivision (the "Merger") with Optivision continuing as the surviving corporation and our wholly-owned subsidiary. As a result of the Merger, the security holders of Optivision will acquire approximately 38.80% of our outstanding common stock and approximately 58.28% of our common stock on a fully-diluted basis, all as more fully described below.

     Pursuant to the terms of the Merger Agreement, at the effective time of the Merger and without any action on the part of the holders thereof:

     (1) Each issued and outstanding share of Optivision common stock, other than shares to be cancelled in accordance with the Merger Agreement and shares held by holders who have properly exercised appraisal rights with respect thereto, will be converted into the right to receive 0.10 shares of our common stock, par value $.0001 per share, rounded to the nearest whole share;

     (2) Each outstanding but unexercised option to purchase common stock of Optivision will be converted into an option to acquire the number of shares of our common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the Merger upon the exercise of such Optivision option, rounded to the nearest whole share; and

     (3) Each outstanding warrant to purchase common stock of Optivision will be converted into a warrant to acquire the number of shares of our common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the Merger upon the exercise of such Optivision warrant, rounded to the nearest whole share.

     The issuance of our securities under the Merger Agreement will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption contained in Section 3(a)(10) of the Securities Act. As a result of the hearing held on January 24, 2001 before the California Commissioner of Corporations as to the fairness of the terms and conditions of the issuance of our securities in exchange for the securities of Optivision pursuant to the Merger Agreement, the Commissioner approved the terms and conditions of the issuance and exchange and issued a permit authorizing such issuance and exchange in accordance with the California Corporate Securities Laws of 1968, as amended.

Previous Business

     We are a Delaware corporation formed in July 1998. As we intend to continue the business of Optivision following the Merger, we have sold our previous business in which we were engaged in the commercialization of two chemical products that were developed by Amin Hassan, our founder and former President. These products were environmentally safe solvent substitutes designed to remove graffiti from a variety of surfaces. The principal market for our products was believed to be with public agencies such as public transportation and highway departments. Because most graffiti removal is accomplished by painting over the graffiti or by using hazardous solvents, we believed that our products would provide a more desirable and, hence, competitive alternative. Our products were compounded from readily available chemicals, each of which is sold by multiple suppliers.

     We produced the two chemical formulations in very small quantities that were used to demonstrate our products to potential buyers. Because we were in the development stage, our activities were limited to testing the market for our products through these demonstrations. We have been unable to solicit sales of our products because we lacked the facilities for commercial manufacturing and have not realized any operating revenues since our incorporation. We spent no funds for research and development, and we had no paid or commissioned staff.

                                  RISK FACTORS

     The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, our business, financial condition and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

We have a history of losses and if we fail to complete the Merger, we will have no operating business or sources of revenues and will require additional capital

     We have experienced operating losses in each fiscal period since our inception in 1998. As of December 31, 2000, we had accumulated losses of $113,053. We have not generated any revenues from operations. If we are unable to complete the Merger or the Merger is otherwise terminated, we will have no operating business or sources of revenues and we will require additional financing. We cannot make any assurances that if the Merger is terminated we will be able to secure additional financing on acceptable terms, or at all.

There is substantial doubt about our ability to continue as a going concern

     We have received a report from our independent auditors on our financial statements as at December 31, 2000 and for the years ended December 31, 1999 and 2000 that includes an explanatory paragraph indicating that our recurring operating losses and net working capital raise substantial doubt about our ability to continue as a going concern.

Our stock price may be volatile and the trading market for our common stock is limited

     The market price for our common stock has fluctuated substantially and may continue to be highly volatile in the future. From time to time, there has been limited trading volume with respect to our common stock which is traded in the over-the-counter market, and we cannot make any assurances that there will continue to be a trading market in our common stock.


ITEM 2.  DESCRIPTION OF PROPERTY

     We currently do not maintain any offices or other facilities.


ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending material legal proceeding, nor are we aware of any legal proceedings against us contemplated by any governmental authority.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Amendment to Certificate of Incorporation Changing Name. By written consent dated as of August 23, 2000, stockholders owning 19,740,000 shares of our common stock, or approximately 75% of our then outstanding common stock, approved an amendment to our certificate of incorporation to change our name from "Graffiti-X, Inc." to "Amnis Systems Inc."

     Amendment to Certificate of Incorporation Increasing the Number of Authorized Shares of Common Stock and Authorizing Undesignated Preferred Stock. By written consent dated as of September 13, 2000, stockholders owning 19,740,000 shares of our common stock, or approximately 75% of our then outstanding common stock, approved an amendment to our certificate of incorporation to:

     . Increase the number of authorized shares of our common stock from 40,000,000 to 100,000,000; and

     . Authorize the issuance of 20,000,000 million shares of preferred stock, par value $0.0001 per share, in one or more series with such designations, powers, preferences, rights and restrictions as may be determined from time to time by our board of directors.

     Approval of 2000 Stock Option Plan. By written consent dated as of October 3, 2000, stockholders owning 19,740,000 shares of our common stock, or approximately 75% of our then outstanding common stock, approved our 2000 Stock Option Plan. The Plan authorizes our board of directors to grant options and stock purchase rights to purchase up to a total of 5,500,000 shares of our common stock to our employees, directors and consultants, and employees, directors and consultants of our subsidiaries.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "AMNM." The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each quarterly period since our common stock first began trading in the over-the-counter market in July 2000, as reported by the Nasdaq Stock Market, Inc. From time to time, during the periods indicated, trading activity in our common stock was infrequent.

                                                    High Bid         Low Bid
                                                 ---------------  --------------
Third Quarter 2000 (commencing July 19)               $5.00          $1.125
Fourth Quarter 2000                                   $6.00          $ 3.00
First Quarter 2001 (through March 28)                 $3.75          $ 2.00


     As of March 28, 2001, the closing bid and asked prices of our common stock was $2.00 and $2.06 per share, respectively. As of March 28, 2001, there were approximately 31 record holders of our common stock.

Dividend Policy

     We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business.

Recent Sales of Unregistered Securities

     During the 12 months ended December 31, 2000, we issued and sold securities not registered under the Securities Act of 1933, as amended, as follows:

     (1) On September 13, 2000, we issued to an investment bank 50,000 shares of our common stock in consideration for placement agent services rendered to us in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

Plan of Operation

     We were formed in July 1998 as a Delaware corporation. Pursuant to an Agreement and Plan of Merger dated as of September 11, 2000 and as amended on January 11, 2001 among Optivision, us and our wholly-owned subsidiary, ASI Acquisition, Inc., and, subject to the satisfaction of certain conditions including approval of the Merger Agreement by the stockholders of Optivision, our newly-formed, wholly-owned subsidiary will merge with and into Optivision with Optivision continuing as the surviving corporation. As we intend to continue the business of Optivision following the Merger, we have sold our previous business in which we were engaged in the commercialization of chemical products to remove graffiti without having realized any operating revenues.

     Optivision is a leading global provider of hardware and software products for the creation, management and transmission of high resolution, full-motion, full-screen video over computer networks. It provides the key video infrastructure components for broadband networks based on various transport protocols, including the Internet protocol, or IP, and asynchronous transfer mode, or ATM, protocol. Its products enable the deployment of industry standard MPEG digital video in such diverse applications as interactive distance learning, corporate training, video courier services, telemedicine, corporate TV channel, cable TV content distribution, broadcast news distribution, and remote surveillance. MPEG is the Motion Picture Expert Group that has developed standards for compression and decompression of digital video. Optivision's innovative technology enables its network clients to:

     . Capture, encode and compress high-quality video from any source, including cable, wireless, satellite, tape or live;

     .    Store high-quality video locally or in remote network video servers;

     . Transmit live or stored high-quality video across a computer or public network;

     . Manage high-quality video distribution as a part of the total application; and

     . Play live or stored high-quality video on a TV monitor, desktop PC or set-top box.

     Assuming completion of the Merger, we will become a holding company and our sole asset will be the shares of Optivision common stock. As a holding company, our success will depend to a great extent on the operations, financial condition and management of Optivision, and we will rely on dividends and other payments from Optivision to generate the funds necessary to meet our obligations. If, however, we are unable to complete the Merger or the Merger is otherwise terminated, we will have no operating business or sources of revenues and will require additional financing which we are uncertain will be available to us on acceptable terms or at all.


ITEM 7.  FINANCIAL STATEMENTS

         This information is contained on pages F-1 through F-12 of this report and is incorporated into this Item 7 by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On and as of March 28, 2001, our board of directors approved the appointment of Hood & Strong LLP (the "Principal Accountant") as our independent accountant. Neither we nor anyone on our behalf had, during our two most recent fiscal years and any subsequent interim period prior to the engagement of the Principal Accountant, consulted the Principal Accountant regarding the application of accounting principles to any completed or proposed transaction, the type of audit opinion that might be rendered on our financial statements, any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or any reportable event regarding us.

     We have provided the Principal Accountant with a copy of the disclosures being reported in this report prior to its filing with the Securities and Exchange Commission. The Principal Accountant had no additional information or comments to address to the Securities and Exchange Commission in response to this item.

     Prior to the engagement of the Principal Accountant, on December 28, 1998 we had engaged Robert J. Bliss, C.P.A. (the "Former Accountant") as our independent accountant to audit our financial statements for the years ended December 31, 1998 and December 31, 1999. On March 29, 2001, our Former Accountant was notified of our decision to dismiss them as our independent accountant. The decision to change accountants was approved by our board of directors on March 28, 2001. The Former Accountant's report for the fiscal years ended December 31, 1998 and December 31, 1999 contained no adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and any subsequent interim periods through the date of dismissal, there have been no disagreements between us and the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference to the subject matter of the disagreement in connection with its reports.

     We have provided the Former Accountant with a copy of the disclosures being reported in this report prior to its filing with the Securities and Exchange Commission. A copy of the Former Accountant's letter in response to this item is attached as an exhibit to this report.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table presents information about our directors and executive officers as of March 28, 2001.


     Name                      Age  Position
     ----                      ---  --------
     Lawrence L. Bartlett       60  Interim President, Chief Financial Officer,
                                    Secretary and Director
     Michael A. Liccardo        54  Director
     Catherine Palmen           43  Director


     Lawrence L. Bartlett has served as a Director since February 2001, and as our interim President, and Chief Financial Officer and Secretary since March 20, 2001. Mr. Bartlett's term as President will automatically terminate upon the effective date of the Merger. Mr. Bartlett has been the Chief Financial Officer of Optivision since June 1998 overseeing Optivision's worldwide financial and administration operations. He has also been a director of Optivision since June 2000. He brings over 25 years of leadership in high technology financial, human resources and information technology management. Prior to joining Optivision, Mr. Bartlett served for five years as the senior finance and administration executive at Peninsula Laboratories. Mr. Bartlett spent eight years as a contract chief financial officer, providing financial expertise to startup, turnaround and fast-track growth companies. Mr. Bartlett also served as Vice President of Finance and Administration, and Chief Financial Officer of Northstar

Computers and Corporate Controller for Bio-Rad Laboratories. At Northstar Computers, Mr. Bartlett led the company to an initial public offering. Previously, Mr. Bartlett was an auditor with Arthur Andersen LLP. He is a certified public accountant and holds a bachelor of science degree in accounting and business statistics from the University of Oregon.

     Michael A. Liccardo has served as a Director since February 2001. Mr. Liccardo has been the President and CEO of Optivision since 1998 and Chairman since December 1999. With over 25 years of experience in the high technology industry in various senior marketing, operations and financial management positions, Mr. Liccardo has directed business strategy for a broad range of markets, including computer and peripheral systems, software, semiconductors and multimedia communication. Prior to joining Optivision, Mr. Liccardo served in various executive management positions at Cirrus Logic, a supplier of analog circuits and advanced mixed-signal chip products, including Vice President of Business Development, Vice President of Strategic Planning, and Vice President and General Manager. While at Cirrus Logic, Mr. Liccardo directed the spin off of Lexar Media. Previously, Mr. Liccardo was the Chief Operating Officer of Scientific Micro Systems where he successfully completed its initial public offering. Mr. Liccardo also served as a member of the board at BusLogic. Mr. Liccardo holds both master and bachelor of science degrees in electrical engineering from the University of California at Berkeley, and an MBA from Stanford University.

     Catherine Palmen has served as a Director since February 2001. Ms. Palmen has been a director of Optivision since June 2000 and is chairman of Optivision's creditors committee. Since March 1998, Ms. Palmen has been an account executive with Interprose, a public relations agency for emerging and established players in the information technology and telecommunications industries, where she supports trade shows and tours, coordinates product reviews, and manages relations with business and trade press for multiple clients. Before joining Interprose, Ms. Palmen worked in public relations with Newbridge Networks Inc. and in public relation and sales with UB Networks.

     Our executive officers are appointed by, and serve at the pleasure of, our board of directors. There are no family relationships among our directors or executive officers. Our directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Recent Developments

     Mr. Jason John, who served as our Chairman, President and Secretary since August 2000, resigned as our sole director on February 7, 2001 and as our Chairman, President and Secretary on March 20, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports.

     Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2000: (1) Mr. Amin Hassan, our former President and a former director, failed to file a Form 3 upon the effectiveness of the registration of our equity securities under the Exchange Act on Form 10-SB, failed to file a Form 4 upon the sale of our securities that he beneficially owned, and subsequently failed to file a Form 5 to reflect the failure to file such a Form 3 and Form 4; (2) Mr. Daniel Hassan, our former Secretary and a former director, failed to file a Form 3 upon the effectiveness of the registration of our equity securities under the Exchange Act on Form 10-SB and subsequently failed to file a Form 5 to reflect the failure to file such a Form 3; (3) Mr. Daniel Masters, a former director, failed to file a Form 3 upon the effectiveness of the registration of our equity securities under the Exchange Act on Form 10-SB, failed to file a Form 4 upon the sale of our securities that he beneficially owned, and subsequently failed to file a Form 5 to reflect the failure to file such a Form 3 and Form 4; and (4) Mr. Jason John, our former Chairman, President and Secretary and a former director, failed to file a Form 3 upon becoming an officer, director and beneficial owner of our securities, and subsequently failed to file a Form 5 to reflect the failure to file such a Form 3. To the best of our knowledge, none of these above-described forms have been filed as of March 28, 2001.


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

         The following table presents information concerning the compensation paid to our chief executive officer for the fiscal years ended December 31, 1998, 1999 and 2000.

                                               SUMMARY COMPENSATION TABLE
                                                                                         Long Term
                                                          Annual Compensation           Compensation
                                                   ---------------------------------       Awards
                                                                                      ----------------
      Name and Principal Position          Year    Salary    Bonus    Other Annual       Securities        All Other
- ----------------------------------------  -------  -------  -------   Compensation       Underlying       Compensation
                                                                     ---------------     Options (#)    ----------------
                                                                                      ----------------
Jason John, Chairman, President,           2000       --       --          --                --                --
    Secretary and Director (1)
Amin Hassan, President and Director (2)    2000       --       --          --                --                --
                                           1999       --       --          --                --                --
                                           1998       --       --          --                --                --


- --------------------
(1) Mr. John became our Chairman, President and Secretary and the sole director in August 2000, and resigned as director in February 2001 and as Chairman, President and Secretary on March 20, 2001.
(2)  Mr. Amin Hassan resigned as President and director in August 2000.

     None of our executive officers had a total annual salary and bonus exceeding $100,000 in any of our last three fiscal years.

Option Grants

     We did not grant any options to our executive officers in the fiscal year ended December 31, 2000.

Option Exercises and Year-End Option Values

     None of our executive officers held any options as of December 31, 2000.

Director Compensation

     During 2000, our directors did not receive any compensation for their services on our board of directors or any committee of the board. Directors are reimbursed for their reasonable out-of-pocket expenses associated with attending board of directors and committee meetings.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information about the beneficial ownership of our common stock as of March 28, 2001 by:

     . each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

     .    each of our directors;

     .    each of our executive officers;

     . each of the persons who served as our chief executive officer during our fiscal year ended December 31, 2000; and

     .    all directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of our common stock subject to options that are presently exercisable or exercisable within 60 days of March 28, 2001 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing shares and percentage ownership of that optionee, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 26,304,200 shares of common stock outstanding as of March 28, 2001.

                                                                           Number of
                                                                            Shares            Percentage of
                                                                         Beneficially             Shares
Name and Address of Beneficial Owner (1)                                     Owned             Outstanding
- ----------------------------------------------------------------------   ------------         ---------------
Michael A. Liccardo (2)                                                             0               --
Lawrence L. Bartlett (3)                                                            0               --
Catherine Palmen (4)                                                                0               --
Jason John (5)                                                             19,740,000            75.05%
  885 West Georgia Street
  Vancouver, BC V6C 1T2
Amin Hassan (6)                                                                     0               --
  913 Calle Nuevo
  San Clemente, CA 92673
All directors and executive officers as a group (3 persons)                         0               --
____________________________

(1) Unless otherwise indicated, the address of each of the persons or entities listed in the table is c/o Amnis Systems Inc., 3450 Hillview Avenue, Palo Alto, California 94304.
(2) Assuming completion of the Merger, Mr. Liccardo will beneficially own 2,833,300 shares of our common stock (which includes 1,488,000 shares issuable upon exercise of stock options) to be issued in connection with the Merger, or approximately 22.89% of our common stock to be outstanding after the Merger.
(3) Assuming completion of the Merger, Mr. Bartlett will beneficially own 475,000 shares of our common stock issuable upon exercise of stock options to be issued in connection with the Merger, or approximately 4.17% of our common stock to be outstanding after the Merger.
(4) Assuming completion of the Merger, Ms. Palmen will beneficially own 2,000 shares of our common stock issuable upon exercise of stock options to be issued in connection with the Merger, or less than one percent of our common stock to be outstanding after the Merger.
(5) Mr. John resigned as director on February 7, 2001 and as Chairman, President and Secretary on March 20, 2001. Upon completion of the Merger, Mr. John will not own any shares of our common stock as all shares of our common stock presently owned by Mr. John are to be cancelled pursuant to the Merger Agreement.
(6)  Mr. Hassan resigned as President and director in August 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


Exhibit Number     Identification of Exhibit
- --------------     -------------------------
2.1                Agreement and Plan of Merger dated as of September 11, 2000 by and among the Issuer,
                   Optivision, Inc. and ASI Acquisition, Inc.
2.2                Amendment to Agreement and Plan of Merger dated as of January 11, 2001 among the Issuer,
                   Optivision, Inc. and ASI Acquisition, Inc.
3(i).1             Certificate of Incorporation of Issuer dated as of July 29, 1998 (incorporated by reference to Exhibit 2.2 of the Issuer's Registration Statement on Form 10SB12G as filed on February 22, 2000)
3(i).2             Certificate of Amendment of Certificate of Incorporation of the Issuer dated as of August
                   24, 2000
3(i).3             Certificate of Amendment of Certificate of Incorporation of the Issuer dated as of
                   September 13, 2000
3(ii).1            Bylaws of the Issuer dated as of August 4, 1998 (incorporated by reference to Exhibit 3.1 of the Issuer's Registration Statement on Form 10SB12G as filed on February 22, 2000)
3(ii).2            Amended and Restated Bylaws of the Issuer dated as of October 2, 2000
10.1*              2000 Stock Option Plan
16.1               Letter dated March 29, 2001 from Robert J. Bliss, C.P.A., former accountant to the Issuer
21.1               List of all of the subsidiaries of the Issuer as of March 28, 2001
27.1               Financial Data Schedule
*    Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the three months ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   March 30, 2001                        AMNIS SYSTEMS INC.
                                              By:    /s/ Lawrence L. Bartlett
                                                 -------------------------------------------------------
                                              Lawrence L. Bartlett
                                              President, Chief Financial Officer and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 2001                         By:    /s/ Lawrence L. Bartlett
                                                 -------------------------------------------------------
                                              Lawrence L. Bartlett
                                              Director, President, Chief Financial Officer and Secretary


Date:  March 30, 2001                         By:    /s/ Michael A. Liccardo
                                                 -------------------------------------------------------
                                              Michael A. Liccardo
                                              Director

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                                        F-1
Balance Sheets as of December 31, 2000                                                F-2
Statement of Operations for the years ended December 31, 1999 and 2000                F-3
Statement of Stockholders' Deficit for the years ended December 31, 1999 and 2000     F-4
Statement of Cash Flows for the years ended December 31, 1999 and 2000                F-5
Notes to Financial Statements                                                         F-6



Independent Auditors' Report


BOARD OF DIRECTORS
AMNIS SYSTEMS, INC. AND SUBSIDIARY
Palo Alto, California

We have audited the accompanying consolidated balance sheet of AMNIS SYSTEMS, INC. AND SUBSIDIARY (A Development Stage Company) (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Amnis Systems, Inc. for the year ended December 31, 1999 were audited by other auditors whose report, dated January 17, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amnis Systems, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $110,923 for the year ended December 31, 2000 and has a deficit accumulated during the development stage of $113,053 and no working capital at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



March 30, 2001

                                              Amnis Systems, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                      Consolidated Balance Sheet

=====================================================================================
  December 31,                                                2000            1999
- -------------------------------------------------------------------------------------


Assets

Current Assets:
   Cash                                                   $      --      $   3,697
   Inventories                                                   --            976
- -------------------------------------------------------------------------------------
      Total current assets                                $      --          4,673
- -------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                       $      --      $      --
- -------------------------------------------------------------------------------------
      Total current liabilities                                  --             --
- -------------------------------------------------------------------------------------

Stockholders' Equity:

    Preferred stock, at .0001 par value; authorized
     20,000,000 and 0 shares in 2000 and 1999 issued and
     outstanding - 0 in 2000 and 1999                            --             --
    Common stock, at .0001 par value, authorized
     100,000,000 shares and 40,000,000
     shares in 2000 and 1999; issued and outstanding
     --26,304,200 and 9,310,000 shares in 2000 and 1999       2,630            931
    Additional paid-in capital                              110,423          5,872
    Deficit accumulated during the development stage       (113,053)        (2,130)
- -------------------------------------------------------------------------------------
      Total stockholders' equity                                 --          4,673
- -------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity          $      --      $   4,673
=====================================================================================

        The accompanying notes are an integral part of this statement.

                                              Amnis Systems, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                            Consolidated Statement of Operations

======================================================================================================
                                                                                        July 29, 1998
                                                                                         (inception)
                                                                                           through
                                                                                         December 31,

For the Years Ended December 31,                              2000            1999           2000
- ------------------------------------------------------------------------------------------------------
Sales                                                     $      --      $      --        $      --

Cost of Goods Sold                                               --             --               --
- ------------------------------------------------------------------------------------------------------

      Gross margin                                               --             --               --

Operating Expenses:
   General and administrative                               110,923          1,369          113,053
- ------------------------------------------------------------------------------------------------------

      Total operating expenses                              110,923          1,369          113,053
- ------------------------------------------------------------------------------------------------------

Loss from Operations                                        110,923)        (1,369)        (113,053)

Income Taxes                                                     --             --               --
- ------------------------------------------------------------------------------------------------------

Net Loss                                                  $(110,923)     $  (1,369)       $(113,053)
======================================================================================================


Basic and Dilutive Loss per Share                         $ (0.0042)     $ (0.0002)       $ (0.0046)
======================================================================================================

        The accompanying notes are an integral part of this statement.

                                              Amnis Systems, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                  Consolidated Statement of Stockholders' Equity


=============================================================================================

For the Years Ended December 31, 2000 and 1999
- ---------------------------------------------------------------------------------------------

                                        Common Stocks       Additional     Deficit Accumulated
                                     ------------------      Paid-in            During the
Shares                               Share       Amount      Capital       development Stage
Balance, July 29, 1998                  --     $     --     $      --      $      --

    Issuance of common stock
    for merchandise and services   950,000           95         1,392             --

    Issuance of common stock for
     services                       50,000            5            --             --

    Issuance of common stock for
     cash at $0.01 per share       385,000           39         3,811             --

    Net loss for the year ended
     July 29, 1998 (inception)
     through December 31, 1998          --           --            --           (761)
- ---------------------------------------------------------------------------------------------

Balance, December 31, 1998       1,385,000     $    139     $   5,203      $    (761)

    Stock split: Six for one     6,925,000          692          (692)            --

    Issuance of common stock for
     expenses and inventory      1,000,000          100         1,361             --

    Net loss for the year ended
     December 31, 1999                  --           --        (1,369)            --
- ---------------------------------------------------------------------------------------------

Balance, December 31, 1999       9,310,000          931         5,872         (2,130)

    Stock split: 2.82 for one   16,944,200        1,694        (1,694)            --

    Issuance of common stock
     for services                   50,000            5       106,245             --

    Net loss for the year ended
     December 31, 2000                               --            --       (110,923)

- ---------------------------------------------------------------------------------------------
Balance, December 31, 2000      26,304,200    $   2,630    $  110,423     $ (113,053)
=============================================================================================

        The accompanying notes are an integral part of this statement.

                                              Amnis Systems, Inc. and Subsidiary
                                                   (A Development Stage Company)

                                            Consolidated Statement of Cash Flows


========================================================================================================
                                                                                        July 29, 1998
                                                                                         (inception)
                                                                                           through
                                                                                         December 31,
For the Years Ended December 31,                           2000              1999           2000
- --------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net loss                                          $  (110,923)     $    (1,369)    $  (113,053)

   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Decrease in inventories                                976             (212)             --
      Issuance of common stock for services              106,250               --         109,203
- -----------------------------------------------------------------------------------------------------

      Net cash used in operating activities               (3,697)          (1,581)         (3,850)
- -----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                     --            1,461           3,850
- -----------------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                 (3,697)            (120)             --

Cash and Cash Equivalents, beginning of year               3,697            3,817              --
- -----------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year               $        --      $     3,697     $        --
=====================================================================================================


Non-Cash Financing Activities:
   Issuance of common stock for services             $   106,250                      $   109,203
=====================================================================================================

        The accompanying notes are an integral part of this statement.

                                              Amnis Systems, Inc. and Subsidiary
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

Note 1 -      Description of the        During the year ended December 31, 2000 Graffiti-X, Inc.
              Organization:             changed its name to Amnis Systems Inc.  Amnis Systems, Inc. (the
                                        Company) was incorporated under the laws of the State of
                                        Delaware on July 29, 1998.  The Company has sold its original business which was to manufacture and sell products designed to remove graffiti from a variety of surfaces.  The Company has not engaged in any significant operations, nor generated any
                                        operating revenue since inception.

                                        The Company and a newly formed subsidiary entered into an
                                        Agreement and Plan of Merger with Optivision, Inc. (Optivision)
                                        on September 11, 2000 and as amended January 11, 2001, and intends to continue the business of Optivision. Optivision develops, manufactures and delivers networked streaming video solutions for high quality video creation, management and
                                        distribution worldwide both directly and through leading
                                        industry partners.

                                        The Company is subject to a number of business risks including the ability to obtain financing to fund future operations, dependence on new product introductions in a rapidly changing technological environment, dependence on a limited number of customers, dependence on key employees and the ability to
                                        attract and retain additional qualified personnel.

                                        The accompanying financial statements have been prepared
                                        assuming that the Company will continue as a going concern. The
                                        Company incurred a net loss of $110,923 for the year ended
                                        December 31, 2000, deficit accumulated during the development stage of $113,053 and no working capital at December 31, 2000.
                                        These factors raise substantial doubt about the Company's ability to continue as a going concern. During the year ended December 31,
                                        2000, the Company entered into the merger arrangement with
                                        Optivision, and arranged for some funding for the operations and payment obligations of Optivision effective with the merger (see
                                        Note 8). There is no assurance that the Company will be able to achieve successful operations or obtain sufficient financing. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 -      Summary of Significant    a.  Principles of Consolidation:
              Accounting Policies:          ---------------------------

                                        The financial statements include the consolidation of a
                                        wholly-owned subsidiary of Amnis Systems, Inc. which was formed for the purpose of merging with Optivision.  All significant intercompany accounts and transactions have been eliminated in consolidation.

                                        b.  Use of Estimates:
                                            -----------------

                                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and
                                        disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

                                         c.  Stock-Based Compensation:
                                             ------------------------

                                        The Financial Accounting Standards Board issued Statement of
                                        Financial Accounting Standards ("SFAS") No. 123, "Accounting for
                                        Stock-Based Compensation," in October 1995.  SFAS No. 123
                                        permits the use of either a fair value based method or the method defined in Accounting Principles Board ("APB") Opinion
                                        25, "Accounting for Stock Issued to Employees," to account for stock-based compensation arrangements.  Companies that elect to employ the valuation method provided in APB No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method.  The
                                        Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of
                                        APB No. 25.

Note 2 -      Summary of Significant    d.  Cash and Cash Equivalents:
              Accounting Policies           -------------------------
              (Continued):              For the purpose of the balance sheet and the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                                        e.  Loss per Share:
                                            --------------
                                        The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards
                                        No. 128, "Earnings Per Share" (See Note 7).

                                        f.  Income Taxes:
                                            ------------
                                        The Company accounts for income taxes in accordance with SFAS
                                        No. 109, "Accounting for Income Taxes."  This statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates
                                        applicable to the periods in which the taxes become payable.

                                        g.  Current Pronouncements:
                                            ----------------------
                                        In December 1999, the Securities and Exchange Commission issued
                                        Staff Accounting Bulletin 101, "Revenue Recognition in Financial
                                        Statements" ("SAB 101"). SAB 101 provides guidance on the
                                        recognition, presentation and disclosure of revenues in the financial statements and requires adoption for financial
                                        statements, interim or annual, filed after January 20, 2000.
                                        The adoption of SAB 101 has not had a material effect on the
                                        Company's consolidated financial statements.

Note 2 -      Summary of Significant    g.  Current Pronouncements (Continued):
              Accounting Policies           ----------------------
              (Continued):
                                        In June 1999, the Financial Accounting Standards Board (FASB)
                                        issued SFAS No. 133, "Accounting for Derivative Instruments and
                                        Hedging Activities" ("SFAS No. 133"). SFAS 133 requires
                                        companies to recognize the fair value of all derivative
                                        instruments on the balance sheet.  Subsequent to the issuance of
                                        SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation.  In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133.  These amendments include allowing foreign-currency denominated assets and
                                        liabilities to qualify for hedge accounting, permitting the offsetting of certain interentity foreign currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of
                                        ineffectiveness.  The Company is adopting SFAS 133 and the corresponding amendments under SFAS 138 effective as of October
                                        1, 2000.  The impact of adopting SFAS, as amended by SFAS 138, is not significant.

                                        In March 2000, the FASB issued Interpretation No. 44 (FIN 44),
                                        Certain Transactions Involving Stock Compensation, an
                                        interpretation of APB Opinion No. 25.  FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the
                                        criteria for determining whether a plan qualifies as a
                                        non-compensatory plan, (c) the accounting consequences of
                                        various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 15,
                                        2000.  FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Note 3 -      Income Tax Expense:       The Company's provision for income taxes for the years ended
                                        December 31, 2000 and 1999 is $0.  Due to the Company's
                                        operating loss, there is no tax expense recognized for 2000 and
                                        1999.  At December 31, 2000, deferred tax benefits resulting from net operating loss carry forwards approximate $38,000.  Due to a substantial doubt that the Company will realize any benefit from the net operating losses, a valuation allowance has been taken against the full amount.



Note 4 -      Stockholders' Equity:     On August 4, 1998 the Company issued 950,000 shares of common stock to its then President for and inventory of chemicals services rendered, valued at $1,487.

                                        On August 4, 1998 the Company issued 50,000 shares of common stock to its then Director for services rendered, valued at par.

                                        On September 20, 1998 the Company issued 385,000 shares in a Form-D offering at $0.01 per share.

                                        On May 10, 1999 the shareholders of the Company agreed to a stock split on the basis of six shares for every one common share for the Company's common stock.

                                        On July 1, 1999 the Company issued 1,000,000 shares of the
                                        Company's common stock to its then President in exchange for an inventory of chemicals, valued at $1,461.

                                        On August 31, 2000 the Board of Directors of the Company
                                        authorized a stock split on the basis of 2.82 shares for every one share of the Company's common stock.

                                        On September 13, 2000 independent contractors were issued
                                        50,000 shares of common stock for services rendered, valued at $2.125 per share.

                                        On September 13, 2000 the Board of Directors of the Company
                                        changed the authorized capital to issue two classes of stock
                                        designated as "Common Stock" and "Preferred Stock".   Total
                                        number of shares authorized to issue will be 100,000,000 shares of common stock and 20,000,000 of preferred stock, each having a par value of $.0001.


Note 5 -      Subsequent Events:        A third party investor has purchased 333,333 shares of the
                                        Company's common stock at $3 per share.  The Company also issued a promissory note in the amount of $250,000 to a third party investor.

Note 5 -      Subsequent Events         The Company plans to merge with Optivision, Inc.  Under the
              (Continued):              terms of the planned merger, each issued and outstanding share of Optivision common stock will be converted into the right to receive 0.10 shares of Company common stock rounded to the nearest whole share; each outstanding but unexercised option to purchase common stock of Optivision will be converted into an option to acquire the number of shares of Company common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger rounded to the nearest whole share; each outstanding warrant to purchase common stock of Optivision will be converted into a warrant to acquire the number of shares of Company common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger, rounded to the nearest whole share.  This information is summarized in the table below.  Additional
                                        information can be found in the Agreement and Plan of Merger with Optivision, Inc.  The Company has reserved 3,993,482 stock options under its stock option plan to facilitate the merger.

                                        As a result of the planned merger with Optivision, there will be
                                        11,258,465 shares of common stock issued and outstanding.  There will also be 4,967,551 warrants and stock options to purchase common stock outstanding.



Note 6 -      Stock Option Plan:        The Company adopted a stock option plan on October 3, 2000.  As of December 31, 2000, no options had been granted under this plan.  The maximum number of shares which may be subject to option and sold under the plan is 5,500,000.  The option price will be determined by the fair market value of the underlying stock at the time the option is granted.  Options vest at a rate no less than 20% per year over 5 years.

Note 7 -      Loss Per Share:           The loss per share was calculated based on a weighted average number of shares outstanding of 26,269,200, 8,402,100 and 24,902,690 for the years ended December 31, 2000 and 1999 and from July 29,
                                        1998 (inception) through December 31, 2000, respectively.