Form 10QSB
period 2001-03-31
AMNIS SYSTEMS INC
filed 2001-05-15
CIK 1069389

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _________________

                      Commission File Number:  000-29645

                               AMNIS SYSTEMS INC.
                          (Formerly Graffiti-X, Inc.)
       (Exact name of small business issuer as specified in its charter)

          Delaware                                            33-0821967
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

               3450 Hillview Avenue, Palo Alto, California 94304
         (Address of principal executive offices, including zip code)

        Issuer's telephone number, including area code:  (650) 855-0200

                                Not applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of May 11, 2001: 11,364,597 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):   [_]  Yes  [X]  No

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         This information is contained on pages F-1 through F-6 of this report and is incorporated into this Item 1 by reference.

         In management's opinion, all adjustments necessary for a fair presentation of the statements of the results for the interim period have been included.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

Plan of Operation

     We were formed in July 1998 as a Delaware corporation. On April 16, 2001, TTS Acquisition, Inc., a California corporation and our wholly-owned subsidiary, merged with and into Optivision, Inc., a California corporation ("Optivision"). As a result of the merger, Optivision became our wholly-owned subsidiary and the former stockholders of Optivision acquired 39.31% of our outstanding common stock, and 60.69% of our common stock on a fully-diluted basis. We are continuing the business of Optivision following the merger with Optivision and have sold our previous business.

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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     During the three months ended March 31, 2001, we issued and sold securities not registered under the Securities Act of 1933, as amended, as follows:

     (1) In January 2001, we issued and sold to two corporate investors 333,334 shares of our common stock for a total of $1,000,000 in cash in reliance upon an exemption from registration pursuant to Regulation S promulgated under of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          We did not file any Current Reports on Form 8-K during the three months ended March 31, 2001.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 14, 2001             AMNIS SYSTEMS INC.

                                 By:    /s/ Lawrence L. Bartlett
                                     -------------------------------------------
                                     Lawrence L. Bartlett
                                     Vice President and Chief Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheet as of March 31, 2001......................     F-1

Unaudited Condensed Statement of Operations for the three-month period ended
     March 2001, and since inception (July 29, 1998)........................     F-2

Unaudited Condensed Statement of Cash Flows for the three-month period ended
     March 31, 2001, and since inception (July 29, 1998)....................     F-3

Notes to Unaudited Financial Statements.....................................     F-4 to F-6

                                               Amnis Systems Inc. and Subsidiary
                                                   (A Development Stage Company)

                                                      Consolidated Balance Sheet
                                                                     (Unaudited)

--------------------------------------------------------------------------------

March 31, 2001
--------------------------------------------------------------------------------

Assets

Current Assets:
     Cash                                                            $        --
     Notes receivable -- Optivision                                    1,000,000
--------------------------------------------------------------------------------

              Total current assets                                   $ 1,000,000
================================================================================

Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                $    25,100
--------------------------------------------------------------------------------

              Total current liabilities                                   25,100
--------------------------------------------------------------------------------

Stockholders' Equity:
     Preferred stock, at .0001 par value;
       authorized -- 20,000,000 shares in 2001;
       issued and outstanding -- 0 in 2001                                    --
     Common stock, at .0001 par value;
       authorized -- 100,000,000 shares in 2001;
       issued and outstanding -- 6,897,534 shares in 2001                    689
     Additional paid-in capital                                        1,112,364
     Deficit accumulated during the development stage                   (138,153)
--------------------------------------------------------------------------------

                  Total stockholders' equity                             974,900
--------------------------------------------------------------------------------

                  Total liabilities and stockholders' equity         $ 1,000,000
================================================================================

                                               Amnis Systems Inc. and Subsidiary
                                                   (A Development Stage Company)

                                            Consolidated Statement of Operations
                                                                     (Unaudited)

From July 29, 1998 (Inception) through the three months ended March 31, 2001
--------------------------------------------------------------------------------

                                                                     July 29,
                                                                       1998
                                                                    (Inception)
                                                                      through
                                                                     March 31,
                                           2001          2000          2001
                                       -----------    ---------     -----------
Sales                                  $        --    $      --     $        --

Cost of Goods Sold                              --           --              --
-------------------------------------------------------------------------------

              Gross margin                      --           --              --

Operating Expenses:
      General and administrative            25,100          186         138,153

-------------------------------------------------------------------------------

              Total operating expenses      25,100          186         138,153
-------------------------------------------------------------------------------

Loss from Operations                       (25,100)        (186)       (138,153)

Income Taxes                                    --           --              --
-------------------------------------------------------------------------------

Net Loss                               $   (25,100)   $    (186)    $  (138,153)
===============================================================================

Basic and Dilutive Loss per Share      $   (0.0019)   $  0.0000     $   (0.0058)
===============================================================================

                                               Amnis Systems Inc. and Subsidiary
                                                   (A Development Stage Company)

                                            Consolidated Statement of Cash Flows
                                                                     (Unaudited)

From July 29, 1998 (Inception) through the three months ended March 31, 2001
-------------------------------------------------------------------------------------------------------------

                                                                                                   July 29,
                                                                                                     1998
                                                                                                  (Inception)
                                                                                                    through
                                                                                                   March 31,
                                                               2001               2000                2001
                                                          ------------        ----------        -------------
Cash Flows from Operating Activities:
     Net loss                                             $    (25,100)       $     (186)       $    (138,153)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Decrease in inventories                                    --               156                   --
         Issuance of common stock for services                                                        109,203
         Accounts payable                                       25,100                --               25,100
-------------------------------------------------------------------------------------------------------------

              Net cash used in operating activities                 --               (30)              (3,850)
-------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Loans to Optivision                                    (1,000,000)               --           (1,000,000)
-------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                  1,000,000                --            1,003,850
-------------------------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                           --               (30)                  --

Cash and Cash Equivalents, beginning of quarter                     --             3,697                   --
-------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of quarter                 $         --        $    3,667        $          --
=============================================================================================================

Non-Cash Financing Activities:
     Issuance of common stock for services                $         --        $       --        $     109,203
=============================================================================================================

                                               Amnis Systems Inc. and Subsidiary
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

--------------------------------------------------------------------------------

Note 1 -      Description of the        The Company and a newly formed subsidiary entered into an
              Organization:             Agreement and Plan of Merger with Optivision, Inc. (Optivision)
                                        on September 11, 2000 and as amended January 11, 2001 (see Note
                                        4), and intends to continue the business of Optivision.
                                        Optivision develops, manufactures and delivers networked
                                        streaming video solutions for high quality video creation, management and distribution worldwide both directly and through leading industry partners.

                                        The accompanying financial statements have been prepared
                                        assuming that the Company will continue as a going concern.  The
                                        Company incurred a net loss of $25,100 for the three months ended March 31, 2001 and a deficit accumulated during the
                                        development stage of $138,153.  These factors raise substantial doubt about the Company's ability to continue as a going
                                        concern.  During the year ended December 31, 2000, the Company entered into a merger arrangement with Optivision, and arranged for some funding for the operations and payment obligations of
                                        Optivision effective with the merger (see Note 4).  There is no assurance that the Company will be able to achieve successful operations or obtain sufficient financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                               Amnis Systems Inc. and Subsidiary
                                                   (A Development Stage Company)

                          Notes to Consolidated Financial Statements (continued)
                                                                     (Unaudited)

--------------------------------------------------------------------------------

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

                                        b.  Current Pronouncements:
                                            ----------------------

                                        In June 2000, the Financial Accounting Standards Board (FASB)
                                        issued Statement of Financial Accounting Standards (SFAS) No.
                                        139, "Rescission of FASB Statement No. 53 and amendments to FASB
                                        Statements No. 63, 89 and 121."  The statement rescinds FASB
                                        Statement No. 53, "Financial Reporting by Producers and
                                        Distributors of Motion Picture Films"; amends FASB Statements
                                        No. 63, "Financial Reporting by Broadcasters," No. 89,
                                        "Financial Reporting and Changing Prices," and No. 121,
                                        "Accounting for the Impairment of Long-Lived Assets and for
                                        Long-Lived Assets to Be Disposed Of."  SFAS No. 139 has no
                                        impact on the Company's financial position, results of
                                        operations or cash flows.

                                        In September 2000, the FASB issued SFAS No. 140, "Accounting for
                                        Transfers and Servicing of Financial Assets and Extinguishments
                                        of Liabilities."  The statement provides accounting and
                                        reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and revises the
                                        accounting standards for securitizations and transfers of
                                        financial assets and collateral. SFAS No. 140 does not have a material effect on the Company's financial position, results of operations or cash flows.

                                               Amnis Systems Inc. and Subsidiary
                                                   (A Development Stage Company)

                          Notes to Consolidated Financial Statements (continued)
                                                                     (Unaudited)

--------------------------------------------------------------------------------

Note 3 -      Stockholders' Equity:     On January 9, 2001 the Company issued 166,667 shares of common stock to an unrelated third party, valued at $500,000.

                                        On January 25, 2001 the Company issued 166,667 shares of common stock to an unrelated third party, valued at $500,000.

                                        In February 2001 the Company extinguished 19,740,000 shares of its common stock without consideration.


Note 4 -      Subsequent Events:        The Company merged with Optivision, Inc on April 16, 2001.
                                        Under the terms of the merger, each issued and outstanding share of Optivision common stock was converted into the right to receive 0.10 shares of Company common stock rounded to the nearest whole share; each outstanding but unexercised option to purchase common stock of Optivision was converted into an option to acquire the number of shares of Company common stock equal to the product of 0.10 multiplied by the number of shares of
                                        Optivision common stock that would have been obtained before the merger rounded to the nearest whole share; each outstanding warrant to purchase common stock of Optivision was converted into a warrant to acquire the number of shares of Company common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger, rounded to the nearest whole share.
                                        Additional information can be found in the Agreement and Plan of
                                        Merger with Optivision, Inc.

                                        As a result of the planned merger with Optivision, there will be
                                        11,364,597 shares of common stock issued and outstanding.  There will also be 5,246,768 warrants and stock options to purchase common stock outstanding.


Note 5 -      Loss Per Share:           The loss per share was calculated based on a weighted average number of shares outstanding of 13,566,602 for the three months ended March 31, 2001.