Form 10QSB
period 2001-06-30
AMNIS SYSTEMS INC
filed 2001-08-14
CIK 1069389

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  June 30, 2001

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of August 13, 2001: 11,369,597 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): [  ] Yes [X] No

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

     This information is contained on pages F-1 through F-7 of this report and is incorporated into this Item 1 by reference.

     In our management's opinion, all adjustments necessary for a fair presentation of the statements of the results for the interim period have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to future events, the outcome of which is subject to certain risks, including the risk related factors set forth below under the caption "Risk Factors That May Affect Future Operating Results," in addition to the other information set forth herein.

     The inclusion of forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Results of Operations

     Revenues for the three months ended June 30, 2001 were $1,625,051, an increase of approximately 121% over revenues of $734,315 for the three months ended June 30, 2000.

     Research and development expenses were $571,720 for the three months ended June 30, 2001 as compared to $317,492 for the three months ended June 30, 2000.

     Sales and marketing expenses for the three months ended June 30, 2001 were $735,747 as compared to $579,497 for the three months ended June 30, 2000. The period-to-period variation is primarily attributable to expenses incurred in connection with the opening of our Hong Kong office.

     General and administrative costs were $420,133 for the three months ended June 30, 2001 as compared to $410,117 for the three months ended June 30, 2000.

      Interest and other expense, net was $86,418 for the three months ended June 30, 2001 as compared to $64,391 for the three months ended June 30, 2001. The increase was primarily due to accruing interest on shareholder loans.

Liquidity and Capital Resources

      At June 30, 2001, we had cash and cash equivalents of $140,666.   We
currently have no material commitments other than those under our capital and operating lease arrangements.

      We will require additional funding during the next 12 months to finance the growth of our current operations and achieve our strategic objectives. Our management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund our operations through 2001. However, we cannot make any assurances that such matters will be successfully consummated.

Risk Factors That May Affect Future Operating Results

There is substantial doubt about our ability to continue as a going concern

     We have received a report from our independent auditors on our financial statements as of December 31, 2000 and for the year ended December 31, 2000 that includes an explanatory paragraph indicating that our net loss, accumulated deficit and lack of working capital raise substantial doubt about our ability to continue as a going concern. In addition, in each of their reports on Optivision's financial statements as of December 31, 2000 and for the eight months then ended and as of April 2000 and for the fiscal years ended April 30, 1999 and 2000, Optivision's auditors have included explanatory paragraphs indicating that Optivision's recurring operating losses, stockholder's deficit and working capital deficit cause substantial doubt about Optivision's ability to continue as a going concern.

We have a history of losses, and we may not generate sufficient revenues in the future to achieve or sustain profitability

      We have generated limited revenues and incurred significant losses. As of June 30, 2001, Amnis had an accumulated deficit of approximately $16.7 million. To achieve profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We intend to significantly increase our operating expenses, especially our marketing expenses, and research and development expenses. Our future revenues could be influenced by factors beyond our control such as technological changes and developments, downturns in the economy and decreases in demand for digital video networking and broadband Internet products. To the extent that our revenues do not grow or even continue at their current level, we may not become profitable.

Our quarterly operating results fluctuate

      Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. These variations result from a number of factors, including:

        . the timing of purchases of our products by system integrators and other large customers;

        . the uncertain timing and level of market acceptance of new products we introduce;

        .  the loss of major customers;

        .  product introductions and other actions taken by our competitors;

        . changing networking standards in the digital video industry and our ability to anticipate and react to such changes in a timely manner;

        .  changes in sales and distribution environments and costs;

        .  reductions in pricing by us or our competitors;

        .  fluctuations in manufacturing yields and delays in product shipments;

        .  personnel changes; and

        .  general economic conditions.

  Historically, the prices of video encoders and decoders and network video appliance products have decreased over the life of individual products, while the complexity of new product introductions has increased. As a result, we have reduced prices for our products and we expect to reduce prices in the future.
In addition, we have increased research, development and marketing expenditures in response to competitive conditions and the development of new technologies and products, and we expect to increase such expenditures in the future. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Additionally, if our operating results fall below the expectations of investors or market analysts in future periods, our share price will likely decline.

We depend on several large customers for a significant portion of our revenues, and the loss of one or more of these customers, or a significant decrease in revenue from any of these customers, could have a disproportionate impact on our revenues and income

     Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During the eight months that ended December 31, 2000, Optivision's top four customers accounted for 44% of our net revenues. Additionally, during the six months that ended June 30, 2001, four customers accounted for 61% of net revenues. Approximately 45% of our accounts receivable were concentrated with five of our customers.

We depend on the efforts of third party resellers and suppliers, and these relationships may not continue

  We use a network of value added resellers, consisting primarily of system integrators and original equipment manufacturers with established distribution channels to assist with the marketing of our products and installation and servicing of our streaming video network products. Our future profits or losses depend on our ability to maintain old relationships and develop new relationships with system integrators and original equipment manufacturers, and on their marketing efforts and installation and support services. A decline in the financial prospects of particular resellers or any of their customers, inadequate installation and support services by resellers or our inability to contract with additional resellers could damage our profitability or cause additional losses.

  We have been and will continue to be dependent on third parties for the supply and manufacture of all of our component and electronic parts, including standard and custom-designed components. We purchase components and electronic parts pursuant to purchase orders in the ordinary course of business and do not maintain supply agreements. We are substantially dependent on the ability of third-party manufacturers and suppliers to meet our design, performance and quality specifications. If our third-party suppliers cannot supply us with systems or parts within our timeframes or allocate the supply of certain high demand components, we could be unable to meet our delivery schedules and requirements on a timely and competitive basis, which would harm our operations.

The digital video and networking market is characterized by rapid technological changes and multiple evolving standards, and if we fail to enhance our existing products, develop new and more technologically advanced products and successfully market these products, our result of operations will suffer

  The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. We believe that our future success will depend on our continued ability to maintain expertise in the technologies associated with the Moving Picture Expert Group, or MPEG, and streaming video network and broadband Internet video applications. In addition, we believe that our future success will depend, in part, on our continued ability to enhance our current products and to introduce new products and features to meet changing customer requirements and evolving industry standards. Our present products are based on the MPEG standard. Although MPEG has evolved as the de-facto standard for compression and decompression of digital video, other industry standards could replace the current MPEG standard in the future. In addition, we or our competitors may announce products that have the potential to shorten the life cycle of, or replace, our products. We have made such announcements in the past and may do so in the future. Such announcements could cause customers not to buy our products or to defer decisions to buy our products. In addition, products or technologies developed by others could render our products or technologies non-competitive or obsolete.

     Digital video products generally, and video network and broadband Internet video products and technologies specifically, are relatively young and evolving markets. Our future growth will depend on our ability to predict the evolution of these markets as well as new streaming video applications, and to successfully penetrate those markets. Because of the early stage of the development of the digital video market, the demand for, and market acceptance of, our products, is subject to a high degree of uncertainty. If market growth rates do not meet our expectations, or if we are unsuccessful in identifying and penetrating those segments of the digital video market which provide the greatest opportunity for growth, our business would suffer.

     Our future success also depends upon our ability to develop, launch and market new technologies and products. We have devoted, and will continue to devote, substantial effort and expenses to the development of new technologies and products. However, we cannot assure you that we will be able to complete testing and successfully launch our new products. The digital video market generally and the broadband Internet video market specifically are in the early state of development and the demand for, and market acceptance of, our technologies and products under development is subject to a high degree of uncertainty. If we cannot develop and launch our new products, or if we fail to achieve market acceptance of our new products, our future growth would suffer.

     We believe that our future success will largely depend upon our ability to continue to enhance our existing products and to successfully develop and market new products in a cost-effective and timely basis. Reliability, quality or compatibility problems with our products could significantly delay or reduce market acceptance of our products, could require the devotion of significant time and resources to addressing errors, could divert our engineering and other resources form other tasks and development efforts, and could damage our reputation and adversely affect our ability to retain our existing customers and to attract new customers. If we fail to develop new products efficiently or if our new products are defective, our business would suffer.

Competition may decrease our market share, net revenues and gross margins

     Competition in the streaming video products market is intense, and we expect competition to increase. To compete effectively, we must continue to respond promptly and effectively to changing customer preferences, and feature and pricing requirements, and rapid technological change. Our principal competitors include Minerva Networks Inc., Optibase Ltd. and Vbrick Systems Inc. Some of our actual and potential competitors have greater name recognition, access to a larger customer base and significantly greater financial, marketing, technical and other resources than we do. Our competitors also sell products that provide some of the benefits of the products that we sell, and we could lose sales to our competitors. Moreover, the digital video products industry is undergoing a period of consolidation in which companies, including some of our competitors, are participating in business combinations. These combinations may result in the emergence of competitors who have larger market shares, customer base, sales forces and product offerings and greater technology marketing expertise than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than us. We may not be able to compete successfully against current and future competitors, or to make technological advances necessary to improve or even maintain our competitive position. Additionally, we cannot make any assurances that our products will achieve market acceptance.

     We also expect price competition to escalate in the video networking industry. We have consistently attempted to minimize the effect of price reductions in the market by introducing more sophisticated products at the top of our product line, and thereby attempt to maintain higher selling prices. However, competition in the future may force us to lower product prices and add new products and features at lower prices, or we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment, and lower prices and reduced demand for our products would reduce our ability to generate revenue. Failure by us to mitigate the effect of these pressures through cost reductions of our products or changes in our product mix could have a material adverse effect on our business and we may not be able to achieve or maintain profitability.

We may need capital in the future, and if we are unable to obtain adequate funds on terms acceptable to us, we may not be able to execute our business plan

      We may require substantial additional capital to finance our future growth, hire additional qualified personnel, implement further marketing and sales activities, and fund our ongoing research and development activities. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects, and the status and timing of competitive developments. To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we may need to raise additional capital. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities could also impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could seriously harm our business.

If we are unable to attract, train and retain qualified engineers, marketing, sales and technical support personnel, we may not be able to develop our business

     Our future success also depends to a substantial degree upon our ability to attract, train, motivate and retain other highly qualified engineering, technical, sales, marketing, management and other personnel, to support our marketing efforts, new customers and the expanding needs of existing customers, as well as for our continued research and development operations. There is considerable competition for the services of people with experience in the digital video field who have the necessary skills and understanding of our products. This is particularly the case in Northern California where competition for such personnel is intense. If we are not able to hire and retain the necessary personnel, our business will not develop and our operating results will be harmed.

We depend on a limited number of key personnel who would be difficult to replace, and if we lose the services of these individuals or cannot hire additional qualified personnel, our business could be seriously harmed

     Our future success depends in large part on the continued services of our senior management, and key technical and sales personnel. In particular, we are highly dependent on the services of Michael A. Liccardo, our Chairman, President and Chief Executive Officer, Lawrence L. Bartlett, our Vice President, Chief Financial Officer and Secretary, Richard A. Falcone our Vice President of Worldwide Sales and Marketing, and Girish Chandran, our Vice President of Engineering. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Messrs. Liccardo, Bartlett, Falcone or Chandran, other members of senior management or other key personnel could seriously harm our business.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses, experience product returns and lost sales and by subject to product liability claims

     Our products use software and other technologies which are complex and, despite testing, may contain errors. Any errors in our exiting or new products could result in, among other things, a delay in recognition or loss of revenues, loss of market share, failure to achieve market acceptance, and material claims against us by customers. If unanticipated expenses, problems or difficulties, technical or otherwise, prevent us from successfully marketing our products, we will continue to experience losses, perhaps at an increasing level.

We are headquartered in Northern California and our business could be severely impacted by power shortages and earthquakes

     We conduct our business and operations out of our headquarters located in Palo Alto, California, including research and development, customer support, and final assembly and tests of our products. Despite precautions taken by us, power shortages, earthquakes, fire or other unanticipated problems could, among other things, hinder our research and development efforts, delay the shipment of our products, affect our ability to receive and fulfill orders, and severely harm our business.

Our stock price may be volatile and the trading market for our common stock is limited

     The market price for our common stock, like that of the securities of many companies in the technology and emerging growth sectors, has fluctuated substantially and may continue to be highly volatile in the future. We believe that the following factors, in addition to other risk factors described above, will continue to significantly affect the market price of our common stock:

        . announcements of technological innovations or new commercial products by us and our competitors;

        . developments concerning research and development, manufacturing, and marketing alliances or collaborations by us and our competitors;

        .  developments in our industry;

        . general market and economic conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and

        . period-to-period fluctuations in our operating results and the operating results of our competitors.

     In addition, stock markets have recently experienced extreme price and volume fluctuations. These fluctuations have especially affected the stock market price of many technology companies, and, in many cases, are unrelated to the operating performance of the particular companies. We believe that these broad market fluctuations may continue to negatively affect the market price of our common stock.

     From time to time, there has been limited trading volume with respect to our common stock which is traded in the over-the-counter market, but we cannot make any assurances that there will continue to be a trading market in our common stock.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     On April 26, 2001, Thornbury Estates, Ltd. filed a civil breach of contract action for finder's fees and consulting fees in Superior Court, Santa Clara County, California, against us and Optivision. Thornbury Estates is seeking monetary relief in the amount of approximately $175,000. We have reviewed and investigated the allegations in the complaint and believe we have meritorious defenses. Optivision filed a cross-complaint to nullify its contract with the plaintiff. Thornbury Estates moved for a court order for a pre-judgment right to attach. This order was denied and, in a recent hearing, Thornbury Estates was ordered to post a $50,000 bond in order to proceed with its complaint. The action has been stayed pending the filing of the bond and is subject to dismissal if the bond is not posted. We intend to vigorously defend Optivision and ourselves in this matter.

     On December 1, 2000, Icon Networks, Inc., a California corporation, filed a complaint for breach of contract and warranty and unfair competition in Superior Court, Los Angeles County against Optivision seeking compensatory damages to be proven, but in excess of $200,000, punitive damages, equitable and restitutionary relief, costs of suit and further relief as the court may deem proper. We believe that the suit is without merit and that it was filed in retaliation to Optivision referring the debt owed to it by Icon Networks to a collection agency. Optivision has filed a cross-complaint for breach of contract, account stated, open book account, and goods and services rendered, seeking damages of $91,243.45 plus attorneys' fees and costs of suit.

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     During the three months ended June 30, 2001, we issued and sold securities not registered under the Securities Act of 1933, as amended, as follows:

     (1) In April 2001, we issued 8,000 shares of our common stock to an individual in consideration for certain administrative and accounting services rendered to us, in reliance upon an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933.

     (2) In April 2001, in connection with our acquisition of Optivision, we issued to the security holders of Optivision in exchange for securities in Optivision, 4,459,063 shares of our common stock, options to purchase 3,896,768 shares of our common stock and warrants to purchase 1,350,000 shares of our common stock, in reliance upon an exemption from registration pursuant to
Section 3(a)(10) of the Securities Act of 1933.

     (3) In June 2001, we issued to a corporate service provider 5,000 shares of our common stock for certain marketing and promotional services rendered to us, in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          On May 1, 2001, we filed a Current Report on Form 8-K in which we reported our acquisition of Optivision, which was amended by a Current Report on Form 8-K/A filed on July 2, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 14, 2001                   AMNIS SYSTEMS INC.
                                          By:    /s/ Lawrence L. Bartlett
                                              -----------------------------
                                                 Lawrence L. Bartlett
                                                 Vice President and Chief
                                                 Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2001 and March 31,
     2001
Unaudited Condensed Consolidated Statement of Operations for the three-month periods ended June 30, 2001 and June 30, 2000 and for the six months ended June 30, 2001 and June 30, 2000
Unaudited Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2001 and June 30, 2000
Notes to Unaudited Consolidated Financial Statements

                                                             Amnis Systems, Inc.

                                                      Consolidated Balance Sheet
                                                                     (unaudited)


------------------------------------------------------------------------------------------------------------
                                                                            June 30, 2001     March 31, 2001
------------------------------------------------------------------------------------------------------------
Assets

Current Assets:
       Cash                                                                  $    140,666    $      8,986
       Accounts receivable, net of allowance for doubtful
        accounts of $300,375                                                      499,290       1,007,601
       Inventories                                                                511,483       1,013,901
       Prepaid expenses and other                                                  25,696          20,197
------------------------------------------------------------------------------------------------------------
                               Total current assets                             1,177,135       2,050,685
------------------------------------------------------------------------------------------------------------

Property and Equipment
       Machinery and equipment                                                  2,106,361       2,085,924
       Demonstration equipment                                                    487,026         470,976
       Furniture and fixtures                                                     525,293         551,810
       Leasehold improvements                                                     351,111         351,565
------------------------------------------------------------------------------------------------------------

                                                                                3,469,791       3,460,275

       Less:  Accumulated depreciation and amortization                        (3,193,953)     (3,160,983)
------------------------------------------------------------------------------------------------------------

                               Property and equipment, net                        275,838         299,292
------------------------------------------------------------------------------------------------------------

Other Assets                                                                       93,270          93,270
------------------------------------------------------------------------------------------------------------

                                                                             $  1,546,243    $  2,443,247
------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' (Deficit)

Current Liabilities:
       Bank overdraft                                                        $          0    $    105,364
       Financing obligations collateralized by accounts receivable              1,018,525       1,138,643
       Stockholders' notes payable                                              2,694,375       2,822,197
       Accounts payable - moratorium                                            1,561,500       1,561,500
       Accounts payable - other                                                   510,406         403,788
       Deferred rent                                                              199,195         199,195
       Accrued liabilities                                                      1,386,992       2,042,587
       Other current liabilities                                                   59,442          73,759
------------------------------------------------------------------------------------------------------------

                               Total current liabilities                        7,430,435       8,347,033


Stockholders' (Deficit):
       Common stock, $0.0001 par value:
          Authorized - 100,000,000 shares in June and March, 2001
          Issued and outstanding - 11,369,597 shares and 11,356,597 shares
          in June and March, respectively                                           1,137           1,136
       Additional Paid-in Capital                                              10,993,675       9,936,420
       Accumulated deficit                                                    (16,879,004)    (15,841,342)
------------------------------------------------------------------------------------------------------------

                               Total stockholders' deficit                     (5,884,192)     (5,903,786)
------------------------------------------------------------------------------------------------------------

                               Total liabilities and stockholder's deficit   $  1,546,243    $  2,443,247
------------------------------------------------------------------------------------------------------------

                                                             Amnis Systems, Inc.

                                            Consolidated Statement of Operations
                                                                     (unaudited)

=================================================================================================================================
                                                                          June 30                               June 30
                                                               -----------------------------        -----------------------------
For three months and six months ended, respectively                2001            2000                 2001               2000
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                          $   1,625,051     $   734,315        $   2,958,909   $   1,733,833

Cost of Goods Sold                                                   842,226         395,658            1,645,418       1,098,268
----------------------------------------------------------------------------------------------------------------------------------
         Gross margin                                                782,825         338,657            1,313,491         635,565
Operating Expenses

     Research and development                                        571,720         317,492            1,237,737         674,748
     Sales and marketing                                             735,747         579,497            1,478,312       1,300,035
     General and administrative                                      420,133         410,117              921,463         790,472
----------------------------------------------------------------------------------------------------------------------------------
                                                                   1,727,600       1,307,106            3,637,512       2,765,255
----------------------------------------------------------------------------------------------------------------------------------
             Loss from operations                                   (944,775)       (968,449)          (2,324,021)     (2,129,690)
Other Income (Expense)
     Interest expense, net                                           (86,418)        (64,391)            (270,845)       (155,314)
     Other, net                                                       (6,470)         51,639               36,019          63,627
----------------------------------------------------------------------------------------------------------------------------------
              Total other (expense)                                  (92,888)        (12,752)            (234,826)        (91,687)
----------------------------------------------------------------------------------------------------------------------------------
              Net loss                                          $ (1,037,663)    $  (981,201)        $ (2,558,847)   $ (2,221,377)
==================================================================================================================================
Basic Loss per Common Share                                           (0.082)         (0.089)              (0.202)         (0.202)


                                                             Amnis Systems, Inc.

                                            Consolidated Statement of Cash Flows
                                                                     (unaudited)

====================================================================================================================================
                                                                                                              June 30
                                                                                               -------------------------------------
For the six months ended                                                                            2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
        Net loss                                                                                $     (2,558,847)   $    (2,221,377)
        Adjustments to reconcile net loss to
          net cash used in operating activities:
              Depreciation and amortization                                                              146,567            288,587
              Provision for doubtful accounts                                                             37,650             10,988
              Provision for excess and obsolete inventories                                              566,178          (492,200)
              Issuance of common stock for services                                                       21,000
        Decrease (increase) in accounts receivable                                                       103,448            139,534
        Decrease (increase) in inventories                                                                28,987            382,173
        Decrease (increase) in prepaid expenses and other assets                                          19,084             52,381
        Decrease in other assets                                                                         140,000              1,563
        Increase (decrease) in accounts payable                                                         (372,575)           (65,679)
        Increase (decrease) in accrued liabilities                                                      (144,459)           376,067
        Increase (decrease) in other current liabilities                                                  11,623            (50,677)
        Increase (decrease) in deferred rent                                                                   0            (19,307)

                                    Net cash used in operating activities                             (2,001,344)        (1,597,948)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing
Activities:
        Purchases of property and equipment                                                              (36,201)            (3,458)
------------------------------------------------------------------------------------------------------------------------------------
                                    Net cash used in investing activities                                (36,201)            (3,458)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
        Borrowings from stockholders                                                                   1,122,178          1,207,197
        Proceeds from financing obligations collateralized by accounts receivable                        887,685            410,612
        Payments on financing obligations collateralized by accounts receivable                       (1,007,758)          (700,548)
        Proceeds from issuance of common stock                                                         1,044,382            567,470
        Payment on notes payable                                                                         (83,042)           (66,584)
------------------------------------------------------------------------------------------------------------------------------------
                                    Net cash provided by (used in) financing activities                1,963,445          1,418,146
------------------------------------------------------------------------------------------------------------------------------------
                                    Net increase (decrease) in cash                                      (74,100)          (183,260)

Cash and Cash Equivalents, beginning of quarter                                                          214,766            304,278
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of quarter                                                       $        140,666    $       121,018
====================================================================================================================================
Supplemental Disclosures of Cash Flow Information:

        Cash paid for interest                                                                  $        113,540    $       128,201
====================================================================================================================================
Non Cash Transaction
        Conversion of debt to common stock                                                             2,800,000            500,000
        Issuance of common stock for services at $1.00 per share                                           5,000
        Issuance of common stock for services at $2.00 per share                                          16,000


                                                             Amnis Systems, Inc.

                                      Notes to Consolidated Financial Statements





                                       The accompanying unaudited interim
                                       consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. All adjustments for the quarter ended June 30, 2001 were of a recurring nature. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSP and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended December 31, 2000 and 1999, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 1   Description of Company        Amnis Systems, Inc. (the Company, a
                                       Delaware consolidated corporation),
                                       develops, manufactures and delivers
                                       networked streaming video solutions for
                                       high quality video creation, management
                                       and distribution. The Company's network
                                       video products are distributed worldwide both directly and through leading industry partners.

                                       Amnis products are used in diverse
                                       applications such as distance learning,
                                       corporate training, video courier
                                       services, telemedicine, surveillance and visual collaboration.

                                       The Company is subject to a number of
                                       business risks affecting companies at a
                                       similar stage of development, including
                                       competition from companies with greater
                                       resources and alternative technologies,
                                       the ability to obtain financing to fund
                                       future operations, dependence on new
                                       product introductions in a rapidly
                                       changing technological environment,
                                       dependence on a limited number of
                                       customers, dependence on key employees
                                       and the ability to attract and retain
                                       additional qualified personnel.

                                       The accompanying financial statements
                                       have been prepared assuming that the
                                       Company will continue as a going concern.
                                       The stockholder equity of the Company,
                                       after the April 16th merger with
                                       Optivision, has resulted in a substantial deficit that is compounded by its working capital deficit of $6,253,300. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Note 2   Summary of Significant        Principles of Consolidation
         Accounting Policies
                                       The financial statements include the
                                       accounts of Amnis Systems, Inc. and its
                                       wholly-owned subsidiary Optivison, Inc.
                                       All significant intercompany accounts and transactions have been eliminated in consolidation



                                                             Amnis Systems, Inc.

                                      Notes to Consolidated Financial Statements
                                                                     (Continued)


Note 2   Summary of Significant       Risks due to Concentration of Significant
         Accounting Policies          Customers
         (Continued)
                                      Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During Optivisions's fiscal years ended April 30, 2000 and April 30,
                                      1999, our top two customers accounted for 22% and 31% of our net revenues, respectively. Additionally, as of April
                                      30, 2000 and April 30, 1999, approximately
                                      33% and 48% of our accounts receivable
                                      were concentrated with three of our top
                                      customers. During the eight months ended
                                      December 31, 2000, Optivision's top four customers accounted for 44% of our net revenues and during the six months that ended June 20, 2001, four customers accounted for 61% of net revenues. As of June 30, 2001 approximately 45% of our accounts receivable were concentrated with five of our customers.

                                      Inventories

                                      Inventories are stated at the lower of
                                      cost (first-in, first-out) or market.
                                      Provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Companies current estimated requirements and these are reserved for at June 30, 2001.

                                      Due to competitive and market pressures, it is reasonably possible that estimates could change in the future. Inventories consist of the following:

                                                 Raw Materials                                  $  253,087
                                                 Work-in-process                                   772,555
                                                 Demonstration inventory                            69,538
                                                                                                ----------
                                                                                                 1,095,181
                                                 Reserve for inventory obsolescence
                                                    and demonstration inventory
                                                    refurbishing costs                            (583,698)
                                                                                                ----------
                                                                                                $  511,483
                                                                                                ==========

                                                             Amnis Systems, Inc.

                                                           Notes to Consolidated
                                                            Financial Statements
                                                                     (Continued)


Note 2   Summary of Significant        Inventories (continued)
         Accounting Policies
         (Continued)                   Certain of the Company's products contain
                                       components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.

Note 3   Effects of Business           The Company was formed on July 29, 1998.
         Consolidation and             On April 16,2001 the Company merged with
         Conversion of                 Optivision, Inc., an operating company,
         Stockhoder Debt               in a stock exchange.


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

Note 4   Stockholders' Notes           Since April 1999, five individuals have
         Payable                       loaned Optivision, Inc. and for which the
                                       Company accepted liability in merger,
                                       funds due in one year and including
                                       interest rates of 10%. The carrying value of these notes payable approximates their fair value.

Note 5   Loss per Share                The basic loss per share was calculated
                                       based on a weighted average number of
                                       shares outstanding of 12,646,619 and
                                       11,002,801 at June 30, 2001 and 2000,
                                       respectively. The effect of potentially
                                       dilutive instruments is not computed
                                       because it is anti-dilutive.



                                                             Amnis Systems, Inc.

                                      Notes to Consolidated Financial Statements
                                                                     (Continued)


Note 6   Contingencies                 On April 26, 2001, Thornbury Estates,
                                       Ltd. filed a civil breach of contract
                                       action for finder's fees and consulting
                                       fees in Superior Court, Santa Clara
                                       County, California, against us and
                                       Optivision. Thornbury Estates is seeking monetary relief in the amount of approximately $175,000. We have reviewed and investigated the allegations in the compliant and believe we have meritorious defenses. Optivision filed a cross-complaint to nullify its contract with the plaintiff. Thornbury Estates moved for a court order for a pre-judgement right to attach. This order was denied and, in a recent hearing, Thornbury
                                       Estates was ordered to post a $50,000
                                       bond in order to proceed with its
                                       complaint. The action has been stayed
                                       pending the filing of the bond and is
                                       subject to dismissal if the bond is not
                                       posted. We intend to vigorously defend
                                       Optivision and ourselves in this matter.

                                       On December 1, 2000, Icon Networks, Inc., a California corporation, filed a complaint for breach of contract and warranty and unfair competition in Superior Court, Los Angeles County against Optivision seeking compensatory damages to be proven, but in excess of $200,000, punitive damages, equitable and restitutionary relief, costs of suit and further relief as retaliation to Optivision referring the debt owed to it by Icon Networks to a collection agency. Optivision has files a cross-complaint for breach of contract, account stated, open book account, and goods and services rendered, seeking damages of $91,243.45 plus Attorney's fees and cost of suit.