Form 10QSB
period 2001-09-30
AMNIS SYSTEMS INC
filed 2001-11-14
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For  the  quarterly  period  ended:  September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from  _________________  to _________________

Commission  File  Number:  000-29645

                               AMNIS SYSTEMS INC.
                           (Formerly Graffiti-X, Inc.)
        (Exact name of small business issuer as specified in its charter)

               Delaware                                94-3402831
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

                3450 Hillview Avenue, Palo Alto, California 94304
          (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code:  (650) 855-0200

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

The number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2001: 11,369,597 shares of Common Stock.

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

                          INDEX TO FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2001 and June
     30,  2001
Unaudited  Condensed  Consolidated  Statement  of Operations for the three-month periods ended September 30, 2001 and September 30, 2000 and for the nine months ended September 30, 2001 and September 30, 2000
Unaudited  Condensed  Consolidated  Statement  of  Cash Flows for the nine-month periods  ended September 30, 2001 and September 30, 2000
Notes to Unaudited Consolidated  Financial  Statements

                                                                                AMNIS SYSTEMS INC.

                                                                        CONSOLIDATED BALANCE SHEET
                                                                                       (UNAUDITED)
==================================================================================================

                                                                    Sep 30, 2001    June 30, 2001
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                             $       8,358   $      140,666
  Accounts receivable, net of allowance for doubtful
   accounts of $300,375                                                  497,216          499,290
  Inventories                                                            462,690          511,483
  Prepaid expenses and other                                              45,774           25,696
--------------------------------------------------------------------------------------------------

    Total current assets                                               1,014,038        1,177,135
--------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Machinery and equipment                                              2,104,886        2,106,361
  Demonstration equipment                                                490,548          487,026
  Furniture and fixtures                                                 521,288          525,293
  Leasehold improvements                                                 351,111          351,111
--------------------------------------------------------------------------------------------------

                                                                       3,467,833        3,469,791

  Less:  Accumulated depreciation and amortization                    (3,251,086)      (3,193,953)
--------------------------------------------------------------------------------------------------

    Property and equipment, net                                          216,747          275,838
--------------------------------------------------------------------------------------------------

OTHER ASSETS                                                              96,700           93,270
--------------------------------------------------------------------------------------------------

                                                                   $   1,327,485   $    1,546,243
==================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Bank overdraft                                                   $     122,508   $            0
  Financing obligations collateralized by accounts receivable            916,345        1,018,525
  Stockholders' notes payable                                          3,559,375        2,694,375
  Accounts payable - moratorium                                        1,561,500        1,561,500
  Accounts payable - other                                               568,439          510,406
  Deferred rent                                                          199,195          199,195
  Accrued liabilities                                                  1,868,387        1,386,992
  Other current liabilities                                               60,368           59,442
--------------------------------------------------------------------------------------------------

    Total current liabilities                                          8,856,117        7,430,435


STOCKHOLDERS' (DEFICIT):
  Common stock, $0.0001 par value:
     Authorized - 100,000,000 shares in September and June, 2001
     Issued and outstanding - 11,369,597                                   1,137            1,137
  Additional Paid-in Capital                                          10,993,675       10,993,675
  Accumulated deficit                                                (18,523,444)     (16,879,004)
--------------------------------------------------------------------------------------------------

    Total stockholders' deficit                                       (7,528,632)      (5,884,192)
--------------------------------------------------------------------------------------------------

    Total liabilities and stockholder's deficit                    $   1,327,485   $    1,546,243
==================================================================================================

                                                                                           AMNIS SYSTEMS INC.

                                                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                  (UNAUDITED)
=============================================================================================================

                                                               September 30                September 30
                                                       --------------------------  --------------------------
For three months and nine months ended, respectively       2001          2000          2001          2000
=============================================================================================================
SALES                                                  $   477,354   $   664,675   $ 3,436,263   $ 2,398,508

COST OF GOODS SOLD                                         421,104       504,852     2,066,522     1,603,120
-------------------------------------------------------------------------------------------------------------

    Gross margin                                            56,250       159,823     1,369,741       795,388

OPERATING EXPENSES
  Research and development                                 427,344       508,138     1,665,081     1,182,886
  Sales and marketing                                      697,113       525,843     2,175,425     1,825,878
  General and administrative                               459,001       522,461     1,380,464     1,312,933
-------------------------------------------------------------------------------------------------------------

                                                         1,583,458     1,556,442     5,220,970     4,321,697
-------------------------------------------------------------------------------------------------------------

      Loss from operations                              (1,527,208)   (1,396,619)   (3,851,229)   (3,526,309)

OTHER INCOME (EXPENSE)
  Interest expense, net                                   (124,857)      (71,108)     (395,820)     (226,422)
  Other, net                                                 7,625           645        43,763        64,272
-------------------------------------------------------------------------------------------------------------

       Total other (expense)                              (117,232)      (70,463)     (352,057)     (162,150)
-------------------------------------------------------------------------------------------------------------

      Net loss                                         $(1,644,440)  $(1,467,082)  $(4,203,286)  $(3,688,459)
=============================================================================================================

BASIC LOSS PER COMMON SHARE                                 (0.135)       (0.127)       (0.344)       (0.319)

                                                                                     AMNIS SYSTEMS INC.

                                                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                            (UNAUDITED)
=======================================================================================================

                                                                                    September 30
                                                                             --------------------------
For the nine months ended                                                        2001          2000
=======================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(4,203,286)  $(3,688,459)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                                208,844       446,357
    Provision for doubtful accounts                                               37,650        (2,615)
    Provision for excess and obsolete inventories                                339,752      (444,015)
    Issuance of common stock for services                                         21,000             -
  Decrease (increase) in accounts receivable                                     100,066       353,201
  Decrease (increase) in inventories                                             304,205      (192,889)
  Decrease (increase) in prepaid expenses and other assets                         4,463         6,433
  Decrease (increase) in deposits                                                 (3,430)        1,563
  Increase (decrease) in accounts payable                                       (314,542)      (91,646)
  Increase (decrease) in accrued liabilities                                     337,510       142,601
  Increase (decrease) in deferred revenue                                         12,548       (48,888)
  Increase (decrease) in deferred rent                                                 0       (33,688)

          Net cash used in operating activities                               (3,155,220)   (3,552,045)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (39,388)      (28,974)
-------------------------------------------------------------------------------------------------------

          Net cash used in investing activities                                  (39,388)      (28,974)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                 2,127,177     2,234,694
  Proceeds from financing obligations collateralized by accounts receivable    1,057,040       657,839
  Payments on financing obligations collateralized by accounts receivable     (1,279,294)     (929,381)
  Proceeds from issuance of common stock                                       1,044,382     1,566,420
  Payment on notes payable                                                       (83,613)      (93,667)
  Bank Overdraft                                                                 122,508             0
-------------------------------------------------------------------------------------------------------

          Net cash provided by (used in) financing activities                  2,988,200     3,435,905
-------------------------------------------------------------------------------------------------------

          Net increase (decrease) in cash                                       (206,408)     (145,114)

CASH AND CASH EQUIVALENTS, beginning of year                                     214,766       300,271
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of quarter                                    $     8,358   $   155,157
=======================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                                     $   156,625   $   141,176
=======================================================================================================

NON CASH INVESTING AND FINANCING ACTIVITIES
  Conversion of debt to common stock                                         $ 2,800,000   $   500,000
  Issuance of common stock for services at $1.00 per share                         5,000
  Issuance of common stock for services at $2.00 per share                        16,000

                                                              Amnis Systems Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. All adjustments for the quarter ended September 30, 2001 were of a recurring nature. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended December 31, 2000 and 1999, with the Securities and Exchange Commission.

It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note  1     Description  of  Company

Amnis Systems Inc. (the Company, a Delaware consolidated corporation), develops, manufactures and delivers networked streaming video solutions for high quality video creation, management and distribution. The Company's network video products are distributed worldwide both directly and through leading industry partners.

Company products are used in diverse applications such as distance learning, corporate training, video courier services, telemedicine, surveillance and visual collaboration.

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

                                                              Amnis Systems Inc.

                                      Notes to Consolidated Financial Statements
                                                                     (Continued)
================================================================================

Note  1     Description  of  Company  (Continued)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The stockholders' equity of the Company, after the April 16th merger with Optivision, Inc. (Optivision), has resulted in a substantial deficit that is compounded by its working capital deficit of $ 7,842,079 at September 30, 2001 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note  2     Summary  of  Significant  Accounting  Policies

Principles  of  Consolidation

The financial statements include the accounts of Amnis Systems Inc. and its wholly-owned subsidiary Optivision, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks  due  to  Concentration  of  Significant  Customers

Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During Optivision's fiscal years ended April 30, 2000 and April 30, 1999, our top two customers accounted for 22% and 31% of our net revenues, respectively. Additionally, as of April 30, 2000 and April 30, 1999, approximately 33% and 48% of our accounts receivable were concentrated with three of our top customers. During the eight months ended December 31, 2000, Optivision's top four customers accounted for 44% of our net revenues and during the nine months that ended September 30, 2001, four customers accounted for 50% of net revenues. As of September 30, 2001, approximately 45% of our accounts receivable were concentrated with five of our customers.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at September 30, 2001. Due to competitive and market pressures, it is reasonably possible that estimates could change in the future. Inventories consist of the following:

                                                              Amnis Systems Inc.

                                      Notes to Consolidated Financial Statements
                                                                     (Continued)
================================================================================

Note  2     Summary  of  Significant  Accounting  Policies  (Continued)

Inventories  (continued)

Raw  Materials                                   $     255,173
Work-in-process                                        696,571
--------------------------------------------------------------
                                                       951,744


Reserve  for  inventory  obsolescence
   and  demonstration  inventory
   refurbishing  costs                               (489,053)
--------------------------------------------------------------

                                                $     462,691
==============================================================

Certain of the Company's products contain components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.

Note 3     Effects of Business Consolidation

The Company was formed on July 29, 1998. On April 16, 2001 the Company merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as a pooling of interest.

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

Note  4     Stockholders' Notes Payable

Certain stockholders loaned Optivision funds beginning in April 1999. These unsecured loans were all due in one year and bear interest rates of 10%. The Company assumed the liability of these stockholder notes payable in connection with the merger described in Note 3. The loans are currently past due and any unpaid interest has been accrued. The carrying value of these notes payable approximates their fair value.

                                                              Amnis Systems Inc.

                                      Notes to Consolidated Financial Statements
                                                                     (Continued)
================================================================================

Note  5     Loss per Share

The basic loss per share was calculated based on a weighted average number of shares outstanding of 12,216,267 and 11,556,657 at September 30, 2001 and 2000, respectively. The effect of potentially dilutive instruments is not computed because it is anti-dilutive.

Note 6     Contingencies

On April 26, 2001, Thornbury Estates, Ltd. filed a civil breach of contract action for finder's fees and consulting fees in Superior Court, Santa Clara County, California, against us and Optivision. Thornbury Estates is seeking monetary relief in the amount of approximately $175,000. Optivision filed a cross-complaint to nullify its contract with the plaintiff. In a recent hearing, Thornbury Estates was ordered to post a $50,000 bond in order to proceed with its complaint. Subsequent to September 30, 2001 a settlement offer was reached. Under the settlement offer Amnis is to issue Thronbury Estates an additional 50,000 share option with 100% vesting on January 31, 2002.

On December 1, 2000, Icon Networks, Inc., a California corporation, filed a complaint for breach of contract and warranty and unfair competition in Superior Court, Los Angeles County against Optivision seeking compensatory damages to be proven, but in excess of $200,000, punitive damages, and further relief as the court may deem proper. We believe that the suit is in retaliation to Optivision referring the debt owed to it, $91,243.45, by Icon Networks to a collection agency. The suit was settled on September 25, 2001 with $20,000 to be paid by Optivision's liability insurance carrier to Icon and for two Cisco Ethernet switches, valued between ten and twenty thousand dollars, to be sent to Optivision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

     This  report  contains  forward-looking  statements  within  the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to future events, the outcome of which is subject to certain risks, including the risk related factors set forth below in addition to the other information set forth herein.

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

RESULTS  OF  OPERATIONS

     Revenues for the nine months ended September 30, 2001 were $3,436,263, an increase of approximately 43% over revenues of $2,398,508 for the nine months ended September 30, 2000. Revenues for the three month period ended September 30, 2001 were $477,354 a decrease of 28% from the same period in the prior year reflecting the effect of the economic slowdown. We have no reason to believe revenues will increase from this level in the fourth quarter of this year.

     Research and development expenses were $1,665,081 for the nine months ended September 30, 2001 as compared to $1,182,886 for the nine months ended September 30, 2000. For the three months ended September 30, 2001 R & D expenses were $427,344, 16% less than the same period in the prior year. This decrease is in line with cost reductions necessary as a result of the revenue slowdown.

     Sales and marketing expenses for the nine months ended September 30, 2001 were $2,175,425 as compared to $1,825,878 for the nine months ended September 30, 2000. The period-to-period variation is primarily attributable to expenses incurred in connection with the opening of offices in Hong Kong and Munich. Those increased costs continue to be reflected for the three months ended September 30, 2001 with expenditures of $697,113 compared to $525,843 in the prior year.

     General and administrative costs were $1,380,464 for the nine months ended September 30, 2001 as compared to $1,312,933 for the nine months ended September 30, 2000 reflecting increased legal costs associated with the merger, law suit settlements and maintaining public reporting requirements. For the three months ended September 30, 2001 general and administrative costs were $459,001 down from $522,461 for the same period in the prior year as a result of decreased expenditures necessitated by the revenue slowdown.

     Interest and other expense, net was $352,057 for the nine months ended September 30, 2001 as compared to $162,150 for the nine months ended September 30, 2000. The increase was primarily due to accruing interest on shareholder loans and other increases in debt. For the three months ended September 30, 2001 interest and other expenses were $117,232 compared to $70,463 in the prior year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2001, we had cash and cash equivalents of $8,358, a bank over draft of $122,508 and have experienced a negative year to date cash flow of $206,408. We also have continuing operating losses for the quarter of $1,527,208 and for the nine months ended September 30, 2001 of $3,851,229. We currently have no material commitments other than those under our capital and operating lease arrangements.

     Based on the investment of $200,000 and commitments for additional financing received since September 30, 2001 we will have sufficient funds to maintain operations until early January 2002. In order to continue operations beyond that point additional funding will be required. We will, also, require additional funding to finance growth and achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition management is also looking to increases in cash flows through increases in revenue and cost-cutting measures.

     As stated above we need additional cash to support our investment in our business. If we do not raise additional sufficient funds, we also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

          The risk factors described above are not the only ones facing our company and they should be read in conjunction with all other risk factors disclosed in our previous reports filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On December 1, 2000, Icon Networks, Inc., a California corporation, filed a complaint for breach of contract and warranty and unfair competition in Superior Court, Los Angeles County. The suit was settled on September 25, 2001.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

             None.

     (b)     Reports  on  Form  8-K

          On July 2, 2001 we filed a Current Report on Form 8-K/A amending our Current Report on Form 8-K that we filed on May 1, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2001          AMNIS  SYSTEMS  INC.


                                  By:  /s/  Lawrence  L.  Bartlett
                                      ----------------------------
                                      Lawrence  L.  Bartlett
                                      Vice President and Chief Financial Officer