Form 10KSB
period 2001-12-31
AMNIS SYSTEMS INC
filed 2002-03-29
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

           For the fiscal year ended: December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to _______________

Commission File Number:  000-29645

                               AMNIS SYSTEMS INC.
                           (Formerly Graffiti-X, Inc.)
                 (name of small business issuer in its charter)

               Delaware                                94-3402831
    ---------------------------------      ------------------------------------
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

   3450 Hillview Avenue, Palo Alto, California                  94304
   -------------------------------------------                ----------
    (Address of principal executive offices)                  (zip code)

                   Issuer's telephone number:  (650) 855-0200
                                               --------------

Securities registered under Section 12(b) of the Act:
        Title of each class            Name of each exchange on which registered
               None                                       None
               ----                                       ----

Securities registered under Section 12(g) of the Act:

     Common Stock, $0.0001 par value
     -------------------------------
             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such filing requirements for the past 90 days.   [X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  its  most  recent  fiscal  year:  $4,095,755.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 25, 2002, was $10,508,566.

The number of shares outstanding of each of the issuer's classes of common equity as of March 25, 2002 was 17,668,897 shares

Documents  incorporated  by  reference:  None

Transitional  Small  Business Disclosure Format (check one):   [ ] Yes   [X] No

                                TABLE OF CONTENTS
                                                                Page
                                                                ----
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . .    3
ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . .   21
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .   21
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   21

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . .   22
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION. . . . . . . . . . . . . . . . . . . . . .   23
ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . .   25
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . .   25

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT . . . . . . . . . . . . . . . . . . . .   26
ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .   28
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . .   35
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . .   36
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . .   37

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

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

                                  OUR BUSINESS

     We are a Delaware corporation providing hardware and software products for the creation, management and transmission of high resolution, full-motion, full-screen video over computer networks. Our products provide key video infrastructure components for broadband networks based on various transport protocols, including the Internet protocol, or IP, and asynchronous transfer mode, or ATM, protocol. Our products enable the deployment of industry standard MPEG digital video in such diverse applications as interactive distance learning, corporate training, video courier services, telemedicine, corporate TV channel, cable TV content distribution, broadcast news distribution, and remote surveillance. MPEG is the Motion Picture Expert Group that has developed standards for compression and decompression of digital video. Our technology enables its network clients to:

     - Capture, encode and compress high-quality video from any source, including cable, wireless, satellite, tape or live;

     -    Store high-quality video locally or in remote network video servers;

     - Transmit live or stored high-quality video across a computer or public network;

     - Manage high-quality video distribution as a part of the total application; and

     - Play live or stored high-quality video on a TV monitor, desktop PC or set-top box.

     We are subject to a number of business risks affecting companies at a similar stage of development, including competition from companies with greater resources and alternative technologies, the ability to obtain financing to fund future operations, dependence on new product introductions in a rapidly changing technological environment, dependence on a limited number of customers, dependence on key employees and the ability to attract and retain additional qualified personnel.

     We have a working capital deficit of $7,438,697 as of December 31, 2001 and negative cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that we will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit.

PRODUCTS

     NAC-3000 - Streaming MPEG Video Server for IP Networks

     Our NAC-3000 series is a solution for video networking applications which require low cost, high quality, dynamic and scalable MPEG video capture, encoding and network transmission. The NAC-3000 utilize streaming engine to support IP multicasting, and a broad range of MPEG profiles and video resolutions. They also interoperate with our existing network video products, including LiveMap(TM) network management software, LivePlayer(TM) streaming media desktop player, and our live streaming video receiver/decoder. The NAC-3000 live streaming video servers/encoders directly connect to Ethernet and are available in three configurations: MPEG-1 for low bandwidth needs, MPEG-2 for interactive low latency applications and MPEG-2 full resolution for applications requiring full broadcast TV quality. The NAC-3000 is also available with choice of AC or 12v DC input power.

     NAC-3000-DVB - Streaming MPEG Video Server for DVB-ASI Networks

     Our Systems NAC 3000-DVB is a solution for streaming MPEG-1 or MPEG-2 video for mobile, satellite or cable TV applications requiring a DVB-ASI interface. The NAC-3000-DVB is available with either AC or 12v DC input power and provides the smallest footprint, lowest power consumption and quietest operation of any product in its category.

     NAC-4000 - Streaming MPEG Video Receiver for IP Networks

     Our Systems NAC-4000 series is a network attached MPEG video over IP receiver and decoder. It receives and decodes mpegNet generated video streams from our network video products. The NAC-4000 is compatible with all of our streaming video products, including the NAC-3000 series, VS-Pro series, and LiveMap network manager. The NAC-4000 directly connects to Ethernet. The combination of NAC-3000 and NAC-4000 products provide the smallest footprint, lowest power consumption and quietest operation of any matched set of MPEG video codes in the market.

     VS-Pro - Streaming MPEG Video for WAN Applications

     Our VS-Pro is a multi-channel network attached streaming video system supporting MPEG-1 and MPEG-2 video/audio distribution over ATM, T1, Gigabit
Ethernet, IP, etc. networks. The VS-Pro uses the mpegNet engine to insure compatibility and interoperability with our other products.

     LivePlayer - Streaming MPEG Media Desktop Player

     LivePlayer plays streaming or stored MPEG video on a desktop PC. It supports full resolution MPEG-1 or MPEG-2 video streams on a Windows desktop PC. Users can also separate the video window from LivePlayer and simultaneously run other desktop applications in other windows. In addition, users may also enable or disable the display of any graphic user interface fields for the improved look and feel.

     LiveMap - Streaming Network Video Management Software

     LiveMap is a network video management software application that allows remote configuration and control of our NAC, VS-Pro, and LS-Pro products. It uses industry standard SNMP, runs on a Windows desktop PC and can be integrated into industry standard network management platforms.

     mpegStudio Pro - High Performance MPEG Video Encoding and Network Transport System

     Our mpegStudio Pro VS-2311B MPEG Video Encoding and Network Transport Systems provide scalable, broadcast-quality MPEG-1 and MPEG-2 for network store-and-forward applications. Included with the VS-2311B is our mpegStudio Pro
4.0 software. This client/server application enables simultaneous video encoding, file storage and network transport of MPEG video files using an intuitive GUI.

SALES AND MARKETING

     We sell our products to a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs directly through our sales force. Our products are currently deployed for enterprise and service provider applications that require high quality streaming video such as distance learning, video surveillance, conferencing, corporate communications, training, telemedicine, special live event broadcasting, and content distribution. Enterprise users include corporations, government agencies, educational institutions, hospitals and other institutions with broadband IP based networks.

     Our North American sales organization covers the U.S. and Canadian markets and manages our system integrators, VARs and partners. Selected overseas markets are covered by systems integrators and VARs in Europe with a dedicated regional sales manager based in Germany. We have recently added a regional sales manager based in Korea to cover the Asia Pacific region.

     Through our partners with whom we have established strategic co-marketing, joint product interoperability testing and joint business development relationships, we have the opportunity to expand our sales, marketing and distribution channels by leveraging the extensive sales force and marketing relationships of our partners to reach new customers and markets. Our partners include industry leaders in network equipment such as Cisco Systems, Extreme Networks, Nortel, and video server vendors such as Kasenna, Infovalue and Concurrent.

MARKETS

     The digital video and networking market is characterized by rapid technological changes and multiple evolving standards, and if we fail to enhance our existing products, develop new and more technologically advanced products and successfully market these products, our result of operations will suffer.

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

MANUFACTURING AND SOURCES OF SUPPLY

     Our manufacturing strategy focuses on system integration, system assembly and final system testing and quality control of our products. We outsource printed circuit board, system chassis assembly to third party suppliers. This outsourcing strategy has enabled us to benefit from the manufacturing capabilities of our suppliers who can accommodate significant increases in production volume as necessary. This strategy also permits us to focus on our core competencies of rapid product development and deployment.

     We handle all phases of materials planning, production scheduling, procurement and document control. In addition to developing manufacturing strategies, our production staff qualifies our suppliers and their manufacturing processes to ensure subcontractor quality standards.

DISTRIBUTION

     We use a network of value added resellers, consisting primarily of system integrators and original equipment manufacturers with established distribution channels to assist with the marketing of our products and installation and servicing of our streaming video network products.

COMPETITION

     Competition in the streaming video products market is intense, and we expect competition to increase. To compete effectively, we must continue to respond promptly and effectively to changing customer preferences, and feature and pricing requirements, and rapid technological change. Our principal competitors include Minerva Networks Inc., which was recently acquired by Pinnacle Systems, Inc., Optibase Ltd. and Vbrick Systems Inc.

     The digital video products industry is undergoing a period of consolidation in which companies, including some of our competitors, are participating in business combinations. These combinations may result in the emergence of competitors who have larger market shares, customer base, sales forces and product offerings and greater technology marketing expertise than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than us. We expect price competition to increase in the video networking industry.

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

RESEARCH AND DEVELOPMENT

     The goal of our research and development activities is to continue the development and introduction of next-generation products for our customers that resolve the limitations of current network streaming video architectures and address new markets. Our efforts are also focused on increasing the functionality and reducing the cost of our current products. We are developing new technologies and products that will:

      -     Employ scalable MPEG-4 encoding and decoding technologies;

      - Enhance current products for use in video surveillance and distance learning applications

      -     Provide greater network management and control capability;

      -     Support network attached storage and server functions; and

      -     Accommodate different bandwidth constraints and fluctuations.

     Our research and development expenditures were approximately $1.9 million and $1.8 million for fiscal years ended December 31, 2001 and December 31, 2000, respectively.

TRADEMARKS

     We have registered "Optivision," "NAC" and "VS-Pro" as registered trademarks. In addition, the names "LiveMap," "LivePlayer," "mpegNet," "mpegStudio Pro" and "ScaleWare" are our trademarks.

PROPRIETARY RIGHTS

     Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. We have one U.S. patent issued by the U.S. Patent and Trademark Office in the area of scalable video coding method and apparatus. We cannot be sure that any patents will be issued pursuant to future patent applications or that patents issued to us will not be invalidated, circumvented, challenged or licensed to others. In addition, we cannot be sure that the rights granted under any such patents will provide us with competitive advantages or that any patents issued to us will be adequate to stop unauthorized third parties from copying our technology, designing around our patents or otherwise obtaining and using our products, designs or other information. In addition, we cannot be sure that others will not develop technologies that are similar or superior to our technology. Furthermore, we believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements and marketing activities are just as essential as the legal protection of proprietary rights to establishing and maintaining a competitive position.

     In addition to patent protection, we rely on unpatented trade secrets and know-how and proprietary technological innovation and expertise, all of which are protected in part by confidentiality and invention assignment agreements with our employees and consultants, and, whenever possible, our suppliers. We cannot make any assurances that these agreements will not be breached, that we will have adequate remedies for any breach, or that our unpatented proprietary intellectual property will not otherwise become known or independently discovered by competitors. We also cannot make any assurances that persons not bound by an invention assignment agreement will not develop relevant inventions.

     Many participants in the digital video market have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we receive notices relating to alleged infringement. In some cases, we have not received subsequent communications after responding to the initial claim. In some cases, we have resolved the matters on commercially reasonable terms. However, we cannot be sure that future claims will be resolved on such terms, and failure to resolve such claims on such terms could result in a material adverse effect on our business, financial condition and results of operations. We expect that companies will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Responding to such claims, regardless of merit, could cause product shipment delays or require us to enter into royalty or licensing arrangements to settle such claims. Any such claims could also lead to time-consuming, protracted and costly litigation, which would require significant expenditures of time, capital and other resources by our management. Moreover, we cannot be sure that any necessary royalty or licensing agreement will be available or that, if available, such agreement could be obtained on commercially reasonable terms.

     CUSTOMERS

     Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. During 2001 and 2000, four customers accounted for 52% and 44% of net revenues, respectively. As of December 31, 2001 and 2000, approximately 44% and 45%, respectively, of accounts receivable were concentrated with five customers.

     The following is a list of some of our customers and end-users and representative applications of our products.


-------------------------------------------  --------------------------
CUSTOMER/END-USER                                 APPLICATIONS
-------------------------------------------  --------------------------
-    U.S. West, Cisco/Maricopa County        Surveillance
     (Arizona)
-    Department  of  Transportation
-    Lockheed  Martin/Orange  County
-    U.S.  Coast  Guard  (Houston,  Texas)
-------------------------------------------  --------------------------
-    Verizon Communications/University of    Distance learning
     Hawaii
-    NDI Solutions/Bay-Arenac Independent
     School District (Michigan)
-    Tulsa Fire Department
     Oregon State University, Kansas State
-    University, University of Nebraska
-------------------------------------------  --------------------------
-    GNI-China                               Cable TV content
                                             distribution
-------------------------------------------  --------------------------
-    Hughes Network Systems                  Satellite video content
                                             delivery service
-------------------------------------------  --------------------------
-    Discovery Channel                       Video content distribution
-    AT&T
-    Defense Information Systems Agency
-    Eli Lilly
-------------------------------------------  --------------------------
-    Olympus                                 Telemedicine
-------------------------------------------  --------------------------

     EMPLOYEES

     We employ a total of 22 full time employees, which include four in engineering, eight in sales and marketing, five in manufacturing and five in administration and finance.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2001 and 2000, in which our auditors have included explanatory paragraphs indicating that our recurring operating losses, stockholders' deficit and working capital deficit cause substantial doubt about our ability to continue as a going concern.

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT GENERATE SUFFICIENT REVENUES IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We have generated limited revenues and incurred significant losses. As of December 31, 2001, we had an accumulated deficit of approximately $19,640,644. To achieve profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We intend to significantly increase our operating expenses, especially our marketing expenses, and research and development expenses. Our future revenues could be influenced by factors beyond our control such as technological changes and developments, downturns in the economy and decreases in demand for digital video networking and broadband Internet products. To the extent that our revenues do not grow or even continue at their current level, we may not become profitable.

DETERIORATING  MARKET  CONDITIONS  AND  CONTINUED  ECONOMIC  UNCERTAINTY  COULD
MATERIALLY  ADVERSELY  IMPACT  OUR  REVENUES  AND  GROWTH  RATE.

     The revenue growth and profitability of our business depends primarily on the overall demand for our products. Softening demand for these products resulting from ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. If the economic conditions in the United States worsen or if a wider global economic slowdown occurs, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

     Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. These variations result from a number of factors, including:

     - the timing of purchases of our products by system integrators and other large customers;

     - the uncertain timing and level of market acceptance of new products we introduce;

     -    the  loss  of  major  customers;

     -    product  introductions  and  other  actions  taken by our competitors;

     - changing networking standards in the digital video industry and our ability to anticipate and react to such changes in a timely manner;

     -    changes  in  sales  and  distribution  environments  and  costs;

     -    reductions  in  pricing  by  us  or  our  competitors;

     -    fluctuations  in manufacturing yields and delays in product shipments;

     -    personnel  changes;  and

     -    general  economic  conditions.

WE DEPEND ON SEVERAL LARGE CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS, OR A SIGNIFICANT DECREASE IN REVENUE FROM ANY OF THESE CUSTOMERS, COULD HAVE A DISPROPORTIONATE IMPACT ON OUR REVENUES AND INCOME.

     Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During 2001 and 2000, four customers accounted for 52% and 44% of our net revenues, respectively. As of December 31, 2001 and 2000 approximately 44% and 45%, respectively, of accounts receivable were concentrated with five customers.

WE DEPEND ON THE EFFORTS OF THIRD PARTY RESELLERS AND SUPPLIERS, AND THESE RELATIONSHIPS MAY NOT CONTINUE.

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

IF OUR THIRD PARTY RESELLERS DO NOT SUCCEED IN EFFECTIVELY DISTRIBUTING OUR PRODUCTS, OUR FINANCIAL PERFORMANCE WILL BE NEGATIVELY AFFECTED.

     These resellers may not effectively promote or market our products or may experience financial difficulties and even close operations. Our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time:

     -    Refuse  to  promote  or  pay  for  our  products;  or

     -    Discontinue  our  products  in  favor  of  a  competitor's  product.

     Also, with these distribution channels standing between us and the actual market, we may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product just to keep their stores stocked with the newest products, not because there is a significant demand for them.

     With respect to consumer products offerings, we have expanded our distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. We also sell our consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed us to the following risks, some of which are out of our control:

     - We are obligated to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to us, we may be faced with product returns or price protection obligations;

     - The distributors or retailers may not continue to stock and sell our consumer products; and

     -    Retailers  and  retail  distributors  often  carry competing products.

WE HAVE BEEN AND WILL CONTINUE TO BE DEPENDENT ON THIRD PARTIES FOR THE SUPPLY AND MANUFACTURE OF ALL OF OUR COMPONENT AND ELECTRONIC PARTS, INCLUDING STANDARD AND CUSTOM-DESIGNED COMPONENTS.

     We purchase components and electronic parts pursuant to purchase orders in the ordinary course of business and do not maintain supply agreements. We are substantially dependent on the ability of third-party manufacturers and suppliers to meet our design, performance and quality specifications. Our strategy to rely on subcontractors and single or limited source suppliers involves a number of significant risks, including:

     -    Loss  of  control  over  the  manufacturing  process;

     -    Potential  absence  of  adequate  capacity;

     -    Potential  delays  in  lead  times;

     -    Unavailability  of  certain  process  technologies;

     - Reduced control over delivery schedules, manufacturing yields, quality and cost; and

     -    Unexpected  increases  in  component  costs.

     If any significant subcontractor or single or limited source supplier becomes unable or unwilling to continue to manufacture these subassemblies or provide critical components in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Additional sources may not be available and product redesign may not be feasible on a timely basis. This could materially harm our business. Any extended interruption in the supply of or increase in the cost of the products, subassemblies or components manufactured by third party subcontractors or suppliers could materially harm our business.


OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO DEVELOP, LAUNCH AND MARKET NEW TECHNOLOGIES AND PRODUCTS, AND IF WE CANNOT DEVELOP AND LAUNCH OUR NEW PRODUCTS, OR IF WE FAIL TO ACHIEVE MARKET ACCEPTANCE OF OUR NEW PRODUCTS, OUR FUTURE GROWTH WOULD SUFFER.

     We have devoted, and will continue to devote, substantial effort and expenses to the development of new technologies and products. However, we cannot assure you that we will be able to complete testing and successfully launch our new products. The digital video market generally and the broadband Internet video market specifically are in the early state of development and are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Delays in the introduction or shipment of new or enhanced products, our inability to timely develop and introduce such new products, the failure of such products to gain significant market acceptance or problems associated with new product transitions could materially harm our business, particularly on a quarterly basis.

     We are critically dependent on the successful introduction, market acceptance, manufacture and sale of new products that offer our customers additional features and enhanced performance at competitive prices. Once a new product is developed, we must rapidly commence volume production. This process requires accurate forecasting of customer requirements and attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires us to manage the transition from older, displaced products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. In addition, as is typical with any new product introduction, quality and reliability problems may arise. Any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product.

WE BELIEVE THAT OUR FUTURE SUCCESS WILL LARGELY DEPEND UPON OUR ABILITY TO CONTINUE TO ENHANCE OUR EXISTING PRODUCTS AND TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS IN A COST-EFFECTIVE AND TIMELY BASIS.

     Reliability, quality or compatibility problems with our products could significantly delay or reduce market acceptance of our products, could require the devotion of significant time and resources to addressing errors, could divert our engineering and other resources from other tasks and development efforts, and could damage our reputation and adversely affect our ability to retain our existing customers and to attract new customers. If we fail to develop new products efficiently or if our new products are defective, our business would suffer.

COMPETITION MAY DECREASE OUR MARKET SHARE, NET REVENUES AND GROSS MARGINS.

     Competition in the streaming video products market is intense, and we expect competition to increase. To compete effectively, we must continue to respond promptly and effectively to changing customer preferences, and feature and pricing requirements, and rapid technological change.

     Our principal competitors include Minerva Networks Inc., which was recently acquired by Pinnacle Systems, Inc., Optibase Ltd. and Vbrick Systems Inc. Some of our actual and potential competitors have greater name recognition, access to a larger customer base and significantly greater financial, marketing, technical and other resources than we do. Our competitors also sell products that provide some of the benefits of the products that we sell, and we could lose sales to our competitors. In addition, we expect that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with our consumer products. We expect that potential competition in this market is likely to come from existing video editing companies, software application companies or new entrants into the market, many of which have the financial resources, marketing and technical ability to develop products for the consumer video market.

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

     Increased competition in any of these markets could result in price reductions, reduced margins and loss of market share. Any of these effects could materially harm our business.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE, AND IF WE ARE UNABLE TO OBTAIN ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US, WE WILL NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN.

     We will require substantial additional capital to finance our future growth, hire additional qualified personnel, implement further marketing and sales activities, and fund our ongoing research and development activities. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects, and the status and timing of competitive developments. To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we will need to raise additional capital. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities could also impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could seriously harm our business.

IF WE ARE UNABLE TO ATTRACT, TRAIN AND RETAIN QUALIFIED ENGINEERS, MARKETING, SALES AND TECHNICAL SUPPORT PERSONNEL, WE MAY NOT BE ABLE TO DEVELOP OUR BUSINESS.

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

WE DEPEND ON A LIMITED NUMBER OF KEY PERSONNEL WHO WOULD BE DIFFICULT TO REPLACE, AND IF WE LOSE THE SERVICES OF THESE INDIVIDUALS OR CANNOT HIRE ADDITIONAL QUALIFIED PERSONNEL, OUR BUSINESS COULD BE SERIOUSLY HARMED.

     Our future success depends in large part on the continued services of our senior management, and key technical and sales personnel. In particular, we are highly dependent on the services of Michael A. Liccardo, our chairman, president and chief executive officer, Lawrence L. Bartlett, our vice president, chief financial officer and secretary, and Richard A. Falcone our vice president of marketing, worldwide sales and business development. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Messrs. Liccardo, Bartlett, or Falcone, other members of senior management or other key personnel could seriously harm our business.

IF OUR PRODUCTS CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WE COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES, EXPERIENCE PRODUCT RETURNS AND LOST SALES AND BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

     Our products use software and other technologies which are complex and, despite testing, may contain errors. Any errors in our existing or new products could result in, among other things, a delay in recognition or loss of revenues, loss of market share, failure to achieve market acceptance, and material claims against us by customers. If unanticipated expenses, problems or difficulties, technical or otherwise, prevent us from successfully marketing our products, we will continue to experience losses, perhaps at an increasing level.

WE ARE HEADQUARTERED IN NORTHERN CALIFORNIA AND OUR BUSINESS COULD BE SEVERELY IMPACTED BY POWER SHORTAGES AND EARTHQUAKES.

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

     We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for and any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

CONTINUING OPERATING LOSSES AND NEED FOR FINANCING.

     For the fiscal years ended December 31, 2001 and 2000, our consolidated operating losses were $5,432,172 and $5,419,655, respectively. We have never been profitable and continue to incur losses from operations. There can be no assurance that sufficient revenue, income and cash flows will be generated to support our operations or that we will ever operate profitably. We are dependent upon receipt of the net proceeds from additional financing to finance the continued operations and will need additional financing to fund our future operations and development of new products.

     If we continue to incur negative cash flow, we may be at a competitive disadvantage due to several factors, including:

     -    Insufficient  working  capital;

     -    Insufficient  capital  for  acquisitions;  and

     -    Limited  access  to  additional  capital.

     If we are competitively disadvantaged due to these or other factors, our revenues may decrease, intensifying our cash flow deficiency, and our financial condition and results of operations may be adversely affected as a result.

WE ARE DEPENDENT ON OUR ABILITY TO ATTRACT NEW CUSTOMERS.

     Once a customer has purchased a system from us, the revenues from that customer will decline significantly and will consist primarily of maintenance fees and upgrades to the system unless the customer expands the system or we develop new products for the system. We are dependent on our ability to attract new customers or develop new products to market to existing customers. Our ability to make sales both to new customers and existing customers will be significantly affected by our development of new products and upgrading of existing products to reflect current technology and our ability to price products competitively.

WE MAY BE ADVERSELY AFFECTED IF WE ARE SUED BY A THIRD PARTY OR IF WE DECIDE TO SUE A THIRD PARTY REGARDING INTELLECTUAL PROPERTY RIGHTS.

     There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us, to protect our trade secrets, trademarks and other intellectual property rights owned by us, or to defend us against claimed infringement. We are also exposed to litigation arising from disputes in the ordinary course of business. This litigation may:

     -    Divert management's attention away from the operation of our business;

     -    Result  in  the  loss  of  our  proprietary  rights;

     -    Subject  us  to  significant  liabilities;

     -    Force  us  to  seek  licenses  from  third  parties;  and

     -    Prevent  us  from  manufacturing  or  selling  products.

     Any  of  these  results  could  materially  harm  our  business.

     In the course of business, we have in the past received communications asserting that our products infringe patents or other intellectual property rights of third parties. We investigated the factual basis of such communications and negotiated licenses where appropriate. It is likely that, in the course of our business, we will receive similar communications in the future. While it may be necessary or desirable in the future to obtain licenses relating to one or more of our products, or relating to current or future technologies, we may not be able to do so on commercially reasonable terms, or at all. These disputes may not be settled on commercially reasonable terms and may result in long and costly litigation.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY INFORMATION AND PROCEDURES EFFECTIVELY.

     We must protect our proprietary technology and operate without infringing the intellectual property rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality and nondisclosure agreements with our employees and OEM customers and limit access to, and distribution of, our proprietary technology. These steps may not adequately protect our proprietary information nor give us any competitive advantage. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets. If we are unable to protect our intellectual property, our business could be materially harmed.

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

THE DIGITAL VIDEO AND NETWORKING MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND MULTIPLE EVOLVING STANDARDS, AND IF WE FAIL TO ENHANCE OUR EXISTING PRODUCTS, DEVELOP NEW AND MORE TECHNOLOGICALLY ADVANCED PRODUCTS AND SUCCESSFULLY MARKET THESE PRODUCTS, OUR RESULT OF OPERATIONS WILL SUFFER.

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

WE EXPECT PRICE COMPETITION TO ESCALATE IN THE VIDEO NETWORKING INDUSTRY.

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

OUR STOCK PRICE MAY BE VOLATILE AND THE TRADING MARKET FOR OUR COMMON STOCK IS LIMITED.
     The market price for our common stock, like that of the securities of many companies in the technology and emerging growth sectors, has fluctuated substantially and may continue to be highly volatile in the future.

     We believe that the following factors, in addition to other risk factors described above, will continue to significantly affect the market price of our common stock:

     - announcements of technological innovations or new commercial products by us and our competitors;

     - developments concerning research and development, manufacturing, and marketing alliances or collaborations by us and our competitors;

     -    developments  in  our  industry;

     - general market and economic conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and

     - period-to-period fluctuations in our operating results and the operating results of our competitors.

     Our revenues and results of operations may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of our common stock.

     With the advent of the Internet, new avenues have been created for the dissemination of information. We do not have control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in our best interest or in the interest of our shareholders. This, in addition to other forms of investment information including newsletters and research publications, could result in a sharp decline in the market price of our common stock.

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

ITEM 2.     DESCRIPTION OF PROPERTY

     Our principal administrative, marketing, manufacturing and product development facility is located in Palo Alto, California. This facility occupies approximately 22,000 square feet pursuant to a lease which commenced on November 1, 1995 and which will terminate on October 31, 2002. The lease provides for two successive options to extend the lease term, each for a period of five (5) years.

ITEM 3.     LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "AMNM." The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each quarterly period since our common stock first began trading in the over-the-counter market in August 2000. From time to time, during the periods indicated, trading activity in our common stock was infrequent. As of March 25, 2002, the closing price of our common stock was $0.64 per share. As of March 25, 2002, there were approximately 169 record holders of our common stock. We believe we have approximately 5,700 beneficial stockholders. The source of the quotes is the Nasdaq Stock Market, Inc. From time to time, during the periods indicated, trading activity in our common stock was infrequent.

     FISCAL YEAR ENDED DECEMBER 31, 2000             HIGH BID   LOW BID
                                                     ---------  --------
     Third Quarter 2000 (commencing August 1, 2000)  $   10.00  $  0.355
     Fourth Quarter 2000                             $    6.00  $   3.00

     FISCAL YEAR ENDED DECEMBER 31, 2001             HIGH BID   LOW BID
                                                     ---------  --------
     First Quarter 2001                              $    3.82  $   1.75
     Second Quarter 2001                             $    2.95  $   0.89
     Third Quarter 2001                              $    1.69  $   0.41
     Fourth Quarter 2001                             $    0.92  $   0.33

     FISCAL YEAR ENDING DECEMBER 31, 2002            HIGH BID   LOW BID
                                                     ---------  --------
     First Quarter 2002*                             $    1.72  $   0.52

     * Through March 25, 2002

     As of March 25, 2002, there were approximately 17,668,897 shares of common stock issued and outstanding.

OUR DIVIDEND POLICY

     We anticipate that for the foreseeable future, earnings will be retained for the development of our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of our board of directors and will depend on our general business condition.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In October 2001, we issued and sold to a qualified corporate investor 555,555 shares of our common stock for a total of $200,000 in cash in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

     In  December  2001,  we  issued  and  sold  to an accredited investor a 12%
two-year secured convertible debenture in the principal amount of $500,000 convertible at the holder's option at any time into shares of our common stock at the lesser of 70% of the average of the lowest three trading prices of our common stock during the 20 trading day period ending one trading day prior to the date of conversion or $0.385 per share, investment options for the purchase up to $500,000 of our common stock at the same conversion price of the debenture, and warrants exercisable for up to 1,000,000 shares of our common stock at an exercise price equal to the lesser of $0.385 per share or 70% of the average of the lowest three trading prices for our common stock during the 20 days immediately prior to exercise. In connection therewith, as a finders fee, we issued to Bristol Capital, L.L.C. and Alexander Dunham Capital Group, Inc. warrants to purchase up to a total of 100,000 shares of our common stock at an exercise price equal to the lesser of $0.385 per share or 70% of the average of the lowest three trading prices for our common stock during the 20 days immediately prior to exercise. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     We are a Delaware corporation formed in July 1998. We develop, manufacture and deliver networked streaming video solutions for high quality video creation, management and distribution. Our network video products are distributed worldwide both directly and through leading industry partners. Our products are used in diverse applications such as distance learning, corporate training, video courier services, telemedicine, surveillance and visual collaboration.

     On April 16, 2001, we merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as a pooling of interest. Under the terms of the merger, each issued and outstanding share of Optivision common stock was converted into the right to receive 0.10 shares of our common stock rounded to the nearest whole share; each outstanding but unexercised option to purchase common stock of Optivision was converted into an option to acquire the number of shares of our common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger, rounded to the nearest whole share; each outstanding warrant to purchase common stock of Optivision was converted into a warrant to acquire the number of shares of our common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger, rounded to the nearest whole share.

     On January 30, 2002, we entered into a workout agreement plan with the creditors of Optivision, under which we will pay the creditors of Optivision $0.35 for every $1.00 owed. Under the agreement, the debt will be settled in monthly payments by June 30, 2002.

RESULTS OF OPERATIONS

     Revenues for the year ended December 31, 2001 were $4,095,755, an increase of $521,665 or 14.6% over revenues of $3,574,090 for the year ended December 31, 2000. Revenue increased primarily as a result of the continued growth in enterprise market applications for digital video products. As a part of this growth we saw an increase in foreign sales as the market expands internationally and an increase in sales to defense contractors as a result of the heightened interest in surveillance following the 9/11/01 disaster.

     Cost of sales for the year ended December 31, 2001 were $2,148,038, a decrease of $229,192 or 9.64% over cost of sales of $2,377,230 for the year ended December 31, 2000. The decrease in cost of sales came from improved materials management that resulted in less scrap and obsolete materials. In addition, process revisions brought new efficiencies that allowed a reduction in manufacturing headcount.

     Research and development expenses were $1,870,630 for the year ended December 31, 2001, an increase of $98,156 or 5.54%, as compared to $1,772,474 for the year ended December 31, 2000. Product development and support during 2001 was increased through the use of outside consultants. Increases in engineering costs will continue with development of the new network digital video products.

     Sales and marketing expenses for the year ended December 31, 2001 were $2,822,510, an increase of $191,700 or 7.29%, as compared to $2,630,810 for the year ended December 31, 2000. In 2001 we increased our marketing effort with more trade show activity and increased travel expenditure. This trend is expected to continue.

     General and administrative costs were $2,033,688 for the year ended December 31, 2001, an increase of $25,273 or 1.26%, as compared to $2,008,415 for the year ended December 31, 2000. This is primarily due to the cost of acquiring Optivision's operations in April 2001 and meeting regulatory reporting requirements. Increases were offset by decreased expenditures necessitated by our revenue slowdown.

     Interest and other expense, net was $653,061 for the year ended December 31, 2001, an increase of $448,245 or 218%, as compared to $204,816 for the year ended December 31, 2000. The increase was primarily due to accruing interest on shareholder loans and other increases in debt. These interest expenses will continue until such time as the notes are repaid or converted to equity.

     Our net loss for the 2001 fiscal year remained steady, increasing by $12,517, or 0.23%, to a net loss of ($5,432,172) from a net loss of ($5,419,655)
in the comparable 2000 period. This is the result of all of the above operational changes and financing costs.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had cash and cash equivalents of $48,467, a decrease of $166,299 from $214,766 at the end of the year ended December 31, 2000. We also have continuing operating losses for the year ended December 31, 2001 of $5,432,172. In order to continue operations beyond 2002 additional funding will be required. We will, also, require additional funding to finance growth and achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition management is also looking to increases in cash flows through increases in revenue and cost-cutting measures.

     We received financing in October 2001 which was sufficient to carry us through December, but our cash was reduced significantly. The first part of a new $2,400,000 convertible debenture financing was received in January 2002. Cash from a new $1,800,000 unit offering financing was received in February 2002. We will need to complete additional financings in 2002 in order to continue operations.

     As stated above, we need additional cash to support our investment in our business. If we do not raise sufficient funds, we also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

     The risk factors described above are not the only ones facing our company and they should be read in conjunction with all other risk factors disclosed in reports filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations.

ITEM 7.     FINANCIAL STATEMENTS

     Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-19 of this Report and are incorporated into this
Item  7  by  reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, age, and position of each of our directors and executive officers.

   NAME                  AGE                       POSITION
   --------------------  ---  --------------------------------------------------
   Michael A. Liccardo    56  President, Chief Executive Officer
                              and Chairman
   Lawrence L. Bartlett   62  Chief Financial Officer, Vice President, Secretary
                              and Director
   Richard A. Falcone     46  Vice President of Marketing, Worldwide Sales and
                              Business Development
   Catherine Palmen       44  Director


     Our executive officers are appointed by, and serve at the pleasure of, our board of directors. There are no family relationships among our directors or executive officers. Our directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

BIOGRAPHICAL INFORMATION

     Set forth below is biographical information for each officer and director. No person other than officers and directors will currently perform any of our management functions.

     Michael A. Liccardo has served as a director since February 2001, and as our chief executive officer, president and chairman of the board since April
2001. Mr. Liccardo has been the president and chief executive officer of Optivision since 1998 and chairman since December 1999. With over 25 years of experience in the high technology industry in various senior marketing, operations and financial management positions, Mr. Liccardo has directed business strategy for a broad range of markets, including computer and peripheral systems, software, semiconductors and multimedia communication. Prior to joining Optivision, Mr. Liccardo served in various executive management positions at Cirrus Logic, a supplier of analog circuits and advanced mixed-signal chip products, including vice president of business development, vice president of strategic planning, and vice president and general manager. While at Cirrus Logic, Mr. Liccardo directed the spin off of Lexar Media. Previously, Mr. Liccardo was the chief operating officer of Scientific Micro Systems where he successfully completed its initial public offering. Mr. Liccardo also served as a member of the board at BusLogic. Mr. Liccardo holds both master and bachelor of science degrees in electrical engineering from the University of California at Berkeley, and an MBA from Stanford University.

     Lawrence L. Bartlett has served as interim president from March 2001 through April 2001 and has served as our vice president, chief financial officer and secretary since April 2001. Mr. Bartlett has also served on our board since February 2001. Mr. Bartlett has also served as the chief financial officer of Optivision since June 1998, overseeing Optivision's worldwide financial and administration operations. He has also been a director of Optivision since June 2000. He brings over 25 years of leadership in high technology financial, human resources and information technology management. Prior to joining Optivision, Mr. Bartlett served for five years as the senior finance and administration executive at Peninsula Laboratories. Mr. Bartlett spent eight years as a contract chief financial officer, providing financial expertise to startup, turnaround and fast-track growth companies. Mr. Bartlett also served as vice president of finance and administration, and chief financial officer of Northstar Computers and corporate controller for Bio-Rad Laboratories. At Northstar Computers, Mr. Bartlett led the company to an initial public offering. Previously, Mr. Bartlett was an auditor with Arthur Andersen LLP. He is a certified public accountant and holds a bachelor of science degree in accounting and business statistics from the University of Oregon.

     Richard A. Falcone has served as our vice president, worldwide sales and business development, since April 2001. He joined Optivision in 1997 with significant experience in sales, marketing, strategic planning, finance and operational management in growth environments. During his career, Mr. Falcone has developed both enterprise direct and indirect models within end user, OEM, integration and service provider environments. Prior to Optivision, Mr. Falcone spent nine years at General Signal Networks (now InRange), a manufacturer of data communications switching and test equipment, network control and open systems connectivity. GSN was the result of the merger of Telenex and Data Switch corporations. As Area Vice President, he built and managed a $40 million field organization, including sales, business development, field marketing, systems engineering and support. Prior to General Signal, Mr. Falcone spent eight years at Nortel Networks, most recently serving as eastern region sales director for the Spectron Division (data communications). He was top ranked among management in quota achievement. While at Nortel, Mr. Falcone gained a wealth of experience serving in numerous management and professional positions including director marketing/sales operations, senior manager financial planning, and strategic planning analyst. He benefited from a broad scope of assignments within formal executive development initiatives for select candidates. Mr. Falcone holds a master's degree in business administration from Drexel University in Philadelphia, PA, and a bachelor of science degree in mathematics from Villanova University in Villanova, PA. He was elected to Pi Mu Epsilon, a national mathematics honor society. Throughout his career, Mr. Falcone has dedicated himself to continuing education, including executive simulation programs at the Wharton School.

     Catherine Palmen has served as a director since February 2001. Ms. Palmen has also been a director of Optivision since June 2000 and is chairman of Optivision's creditors committee. Since March 1998, Ms. Palmen has been an account executive with Interprose, a public relations agency for emerging and established players in the information technology and telecommunications industries, where she supports trade shows and tours, coordinates product reviews, and manages relations with business and trade press for multiple clients. Before joining Interprose, Ms. Palmen worked in public relations with Newbridge Networks Inc. and in public relation and sales with UB Networks.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2001 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with, except that Michael A. Liccardo reported four transactions on a late Form 4, Lawrence L. Bartlett reported three transactions on a late Form 4, and Richard A. Falcone reported three transactions on a late Form 4.

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 1999, 2000 and 2001 to:

     -    Each person who served as our chief executive officer during 2001; and

     - Our other executive officers whose total annual salary and bonus in 2001 exceeded $100,000.

                                SUMMARY COMPENSATION TABLE


                                 ANNUAL COMPENSATION (1)      LONG TERM COMPENSATION (1)
                              ------------------------------  ---------------------------

                                                               SECURITIES     ALL OTHER
                                                               UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR  SALARY ($)(2)  BONUS ($)  OPTIONS (#S)     ($) (3)
----------------------------  ----  -------------  ---------  ------------  -------------
Michael A. Liccardo           2001        164,680        ---     1,100,000         1,278
  President, Chief            2000        182,148        ---     1,300,000           ---
Executive Officer and         1999        175,014        ---       110,000           ---
Chairman of the Board
(4)
Jason John                    2001            ---        ---           ---           ---
  President, Secretary        2000            ---        ---           ---           ---
and  Chairman of the          1999            ---        ---           ---           ---
Board (5)
Lawrence L. Bartlett          2001        163,414        ---       825,000         1,245
  Chief Financial             2000        185,450        ---       425,000           ---
Officer, Vice President       1999        131,250        ---        30,000           ---
and Secretary (6)
Richard A. Falcone            2001        184,228        ---       740,000           878
  Vice President of           2000        174,538        ---       500,000           ---
Marketing, Worldwide          1999        155,675        ---        49,250           ---
Sales and Business
Development

_________________
(1) Amounts for fiscal year 1999 and 2000 reflect pre-merger compensation awarded, earned or paid for services rendered in all capacities to Optivision, Inc.
(2) Amounts shown include cash and non-cash compensation earned and received by the named executive officers, as well as amounts earned but deferred at the election of these officers. These officers elected to defer all or a significant portion of their salaries in order that our financial resources be directed toward supporting operations. At the end of 2001, Messrs. Bartlett and Falcone had deferred compensation of approximately $40,000 and $39,800, respectively, all of which was paid in February 2002. At the end of 2001, Mr. Liccardo had deferred compensation of approximately $87,000, a portion of which was paid on January 15, 2002 by the grant to Mr. Liccardo of an immediately exercisable option to purchase 13,695 shares of our common stock at the exercise price of $1.20 per share, and the remainder of which will not be paid until such payment will not adversely affect our operations.
(3) Represents the premiums paid by us with respect to term life insurance on the lives of each named executive officer pursuant to which the proceeds are paid to the beneficiaries of each policy.
(4) Mr. Liccardo became our president, chief executive officer and chairman of the board of directors in April 2001.
(5) Mr. John became our president, chairman of the board and secretary and served as the sole director in August 2000, and resigned as director in February 2001 and as chairman of the board, president and secretary in March 2001.
(6) Mr. Bartlett served as our interim president upon the resignation of Mr. John in March 2001 and until Mr. Liccardo was appointed in April 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding option granted to each of the named executive officers during the year ended December 31, 2001.


                                        INDIVIDUAL GRANTS
                      ---------------------------------------------------------------

                                            PERCENTAGE OF
                           NUMBER OF        TOTAL OPTIONS
                          SECURITIES         GRANTED TO      EXERCISE OR
                      UNDERLYING OPTIONS    EMPLOYEES IN     BASE PRICE    EXPIRATION
NAME                        GRANTED        FISCAL YEAR (1)   ($/SH) (2)       DATE
--------------------  -------------------  ---------------  -------------  ----------
Michael A. Liccardo       200,000 (3) (4)            5.25%  $       2.00     04/09/11
                          900,000 (5) (6)           23.65           1.07     06/28/11
Lawrence L. Bartlett      160,000 (3) (4)            4.20           2.00     04/09/11
                          365,000 (5) (6)            9.59           1.07     06/28/11
                          200,000 (5) (7)            5.25           0.35     10/13/11
                          100,000 (5) (8)            2.62           0.62     12/27/11
Richard A. Falcone        150,000 (3) (4)            3.94           2.00     04/09/11
                          365,000 (5) (6)            9.59           1.07     06/28/11
                          125,000 (5) (7)            3.28           0.35     10/13/11
                          100,000 (5) (8)            2.62           0.62     12/27/11

_________________
(1) Based on a total of 3,805,300 shares subject to options granted to employees (not counting options granted to non-employees) under all our stock option plans in the year ended December 31, 2001, including options granted to the named executive officers.
(2) All options were granted at an exercise price equal to the fair market value of our common stock at the date of grant, or, in the case of Optivision, Inc. options, issued at the fair market value of the Optivision, Inc. common stock as determined by the board of directors of Optivision, Inc.
(3) These options were issued under our 1997 Stock Plan in exchange for Optivision, Inc. options in connection with our merger with Optivision, Inc. on April 16, 2001. The Optivision, Inc. options were granted on April 9, 2001.
(4)  The  option  vests  at  a  rate  of  2.08%  each  month.
(5)  These  options  were  issued  under  our  2000  Stock  Plan.
(6) The option vests 25% on the date of grant, 25% on March 1, 2002, and 2.08% each month thereafter.
(7) The option vested 33% on November 12, 2001, 33% on December 12, 2001 and 34% on January 12, 2002.
(8)  The  option  vests  25%  on March 30, 2002 and 2.08% each month thereafter.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information regarding the number and value of securities underlying unexercised options held by each of the named executive officers at December 31, 2001. None of the named executive officers exercised stock options during the year ended December 31, 2001.

                                             NUMBER OF SECURITIES
                                            UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                       SHARES                    OPTIONS AT              IN-THE-MONEY OPTIONS AT
                      ACQUIRED              DECEMBER 31, 2001 (1)          DECEMBER 31, 2001 (2)
                         ON      VALUE    ---------------------------  ------------------------------
NAME                  EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------  --------  --------  -----------  --------------  -------------  ---------------
Michael A. Liccardo        ---       ---    1,858,000        730,000   $     122,500  $       59,500
Lawrence L. Bartlett       ---       ---      663,801        636,199          81,886          27,927
Richard A. Falcone         ---       ---      709,039        590,001          65,188          22,313

_________________
(1) These amounts represent the total number of shares subject to options held by the named executive officers at December 31, 2001. These options were granted on various dates during 2001 and include options issued in exchange for Optivision, Inc. options in connection with our merger with Optivision, Inc. on April 16, 2001.
(2) These amounts represent the difference between the exercise price of options and the closing bid price of our common stock on December 31, 2001 for all the in-the-money options held by the named executive officers. The in-the-money option exercise prices were all at $0.35. These options were granted at the fair market value of the stock on the grant date.


DIRECTOR COMPENSATION

     We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.


EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     Michael A. Liccardo

     In April 2001, we entered into an executive employment agreement with Michael A. Liccardo, who serves as our president, chief executive officer and chairman of the board. Our agreement with Mr. Liccardo provides for, among other things, a three-year term of employment, the payment of a base salary of $200,000 per year, and the minimum payment of one year's base salary in severance upon termination of employment without cause. The agreement may be terminated for any reason by Mr. Liccardo upon 30 days written notice or by us for cause upon 30 days written notice or without cause upon 90 days written notice. Upon termination of employment or change in our ownership or control, all options granted to Mr. Liccardo will be accelerated and will be exercisable, in the case of termination, for one year after such termination and, in the case of a change of control, for the 60-day period prior to such change in control and for a one-year period after such change in control. Mr. Liccardo is also subject to confidentiality restrictions under his employment agreement.

Lawrence L. Bartlett

     In April 2001, we entered into an executive employment agreement with Lawrence L. Bartlett, who serves as our vice president, chief financial officer, secretary and director. Our agreement with Mr. Bartlett provides for, among other things, employment for three years, the payment of a base salary of

$190,000 per year, and the minimum payment of one year's base salary in severance upon termination of employment without cause. The agreement may be terminated for any reason by Mr. Bartlett upon 30 days written notice or by us for cause upon 30 days written notice or without cause upon 90 days written notice. Upon termination of employment or change in our ownership or control, all options granted to Mr. Bartlett will be accelerated and will be exercisable, in the case of termination, for one year after such termination and, in the case of a change of control, for the 60-day period prior to such change in control and for a one-year period after such change in control. Mr. Bartlett is also subject to confidentiality restrictions under his employment agreement.

Richard A. Falcone

     In April 2001, we entered into an executive employment agreement with Richard A. Falcone, who serves as our vice-president of marketing, worldwide sales and business development. Our agreement with Mr. Falcone provides for, among other things, employment for three years, the payment of a base salary of $130,000 per year, and the minimum payment of one year's base salary in severance upon termination of employment without cause. Mr. Falcone is also entitled to sales commissions as may be approved by the board of directors from time to time. The agreement may be terminated for any reason by Mr. Falcone upon 30 days written notice or by us for cause upon 30 days written notice or without cause upon 90 days written notice. Upon termination of employment or change in our ownership or control, all options granted to Mr. Falcone will be accelerated and will be exercisable, in the case of termination, for one year after such termination and, in the case of a change of control, for a 60-day period prior to such change in control and for the one-year period after such change in control. Mr. Falcone is also subject to confidentiality restrictions under his employment agreement.

1997 STOCK PLAN

General

     Our board of directors adopted the 1997 Stock Plan (formerly the Optivision, Inc. 1997 Stock Plan) in February 2001 effective upon the completion of the merger with Optivision, Inc. in April 2001. Our stockholders approved the 1997 Stock Plan in February 2000. 3,993,482 shares of our common stock are authorized for issuance under the 1997 Stock Plan. As of December 31, 2001, options to purchase 3,576,146 shares were outstanding at a weighted average exercise price of $0.86 per share and 397,053 shares of common stock remained available for future grant. The 1997 Stock Plan will terminate in February 2011.

Administration

     The 1997 Stock Plan is administered by our board of directors or a committee of the board. The 1997 Stock Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code to our employees (including officers and directors who are also employees) and the employees (including officers and directors who are also employees) of our subsidiary corporations. The 1997 Stock Plan also provides for the grant of nonstatutory stock options and the grant of stock purchase rights both to our employees, non-employee directors, consultants and advisors, and to the employees, non-employee directors, consultants and advisors of our subsidiary corporations. Our board of directors has the authority to amend the 1997 Stock Plan at any time, with stockholder approval, if required.

Plan Features

     Under  the  1997  Stock  Plan:

     - Qualified employees are eligible for the grant of incentive stock options to purchase shares of our common stock;

     - Our board of directors or the committee appointed by the board to administer the 1997 Stock Plan will determine the exercise price of options or the purchase price of stock purchase rights, but the option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the stock on the date of grant; and

     - The exercise price or purchase price may, at the discretion of our board of directors or the committee appointed by the board to administer the 1997 Stock Plan, be paid in cash, cash equivalents, promissory note, surrender of stock, a cashless exercise, surrender of stock, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

Change of Control and Accelerated Vesting

     In the event that we merge with or into another corporation or sell substantially all of our assets, to the extent permitted by applicable law, the surviving corporation will assume all outstanding stock awards, including stock options, or substitute equivalent stock awards. If the successor corporation does not agree to assume the stock awards or substitute equivalent stock awards, all stock awards shall become fully vested and exercisable prior to the change of control, and our board of directors (or the committee appointed by the board to administer the plan) will notify plan participants that the stock award are fully exercisable for a 15-day period from the date of the notice. The stock awards will terminate upon expiration of such period. In the event of our proposed dissolution or liquidation, our board of directors (or the committee appointed by the board to administer the plan) will notify plan participants at least 15 days prior to such proposed action. Unless previously exercised, all stock awards will terminate immediately prior to the consummation of such proposed action.

2000 STOCK PLAN

General

     Our board of directors adopted the 2000 Stock Plan in October 2000, and our stockholders approved the plan in October 2000. 5,500,000 shares of our common stock are authorized for issuance under the 2000 Stock Plan. As of December 31, 2001, options to purchase 2,612,500 shares of common stock were outstanding at a weighted average exercise price of $0.88 per share and 2,887,500 shares of common stock remained available for future grant. The 2000 Stock Plan will terminate in October 2010.

Administration

     The 2000 Stock Plan is administered by our board of directors or a committee of the board. The 2000 Stock Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code to our employees (including officers and directors who are also employees) and the employees (including officers and directors who are also employees) of our subsidiary corporations. The 2000 Stock Plan also provides for the grant of nonstatutory stock options and the grant of stock purchase rights both to our employees, non-employee directors, consultants and advisors, and to the employees, non-employee directors, consultants and advisors of our subsidiary corporations. Our board of directors has the authority to amend the 2000 Stock Plan at any time, with stockholder approval, if required.

Plan Features

     Under  the  2000  Stock  Plan:

     - Qualified employees are eligible for the grant of incentive stock options to purchase shares of our common stock;

     - Our board of directors or the committee appointed by the board to administer the plan will determine the exercise price of options or the purchase price of stock purchase rights, but the option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the stock on the date of grant; and

     - The exercise price or purchase price may, at the discretion of our board of directors or the committee appointed by the board to administer the plan, be paid in cash, cash equivalents, promissory note, surrender of stock, a cashless exercise, surrender of stock, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

Change of Control and Accelerated Vesting

     In the event that we merge with or into another corporation or sell substantially all of our assets, to the extent permitted by applicable law, the surviving corporation will assume all outstanding stock awards, including stock options, or substitute equivalent stock awards. If the successor corporation does not agree to assume the stock awards or substitute equivalent stock awards, all stock awards shall become fully vested and exercisable prior to the change of control, and our board of directors (or the committee appointed by the board to administer the plan) will notify plan participants that the stock award are fully exercisable for a 15-day period from the date of the notice. The stock awards will terminate upon expiration of such period. In the event of our proposed dissolution or liquidation, our board of directors (or the committee appointed by the board to administer the plan) will notify plan participants at least 15 days prior to such proposed action. Unless previously exercised, all stock awards will terminate immediately prior to the consummation of such proposed action.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information about the beneficial ownership of our common stock as of March 25, 2002 by:

     - each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

     -    each  of  our  directors;

     -    each  of  our  named  executive  officers;

     - each of the persons who served as our chief executive officer during our fiscal year ended December 31, 2001; and

     -    all  directors  and  executive  officers  as  a  group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of our common stock subject to options or other convertible securities that are presently exercisable or convertible or exercisable or convertible within 60 days of March 25, 2002 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing shares and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 17,540,190 shares of common stock outstanding as of March 25, 2002.

                                                                   COMMON
                                                                   STOCK         PERCENTAGE OF
                                                                BENEFICIALLY        SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                           OWNED          OUTSTANDING
-----------------------------------------------------------  ------------------  --------------
Michael A. Liccardo (2)                                              14,219,818           47.1%
Lawrence L. Bartlett (3)                                              1,186,305            6.5%
Catherine Palmen (4)                                                      2,000              *
Jason John (5)                                                                0              0
  885 West Georgia Street
  Vancouver, BC V6C 1T2
Richard A. Falcone (6)                                                1,186,306            6.5%
All directors and executive officers as a group (4 persons)          16,594,429           52.4%

____________________________
*     Less than 1%.

(1) Unless otherwise indicated, the address of each of the persons or entities listed in the table is c/o Amnis Systems Inc., 3450 Hillview Avenue, Palo Alto, California 94304.
(2) Includes (a) 2,134,457 shares that may be acquired currently or within 60 days of March 25, 2002 through the exercise of options, and (b) 10,386,518 shares that may be acquired currently through the conversion of a convertible note in the principal amount of $3,635,281.
(3) Includes 755,714 shares that may be acquired currently or within 60 days of March 25, 2002 through the exercise of options.
(4) Includes 2,000 shares that may be acquired currently or within 60 days of March 25, 2002 through the exercise of options.
(5) Mr. John resigned as director in February 2001 and as chairman, president and secretary in March 2001.
(6) Includes 738,557 shares that may be acquired currently or within 60 days of March 25, 2002 through the exercise of options.


     We are not aware of any arrangements that at a latter date may result in a change in our control.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under a November 2001 arrangement with us and subject to certain conditions, we will issue to Richard A. Falcone, our vice president of marketing, worldwide sales and business development, 300,000 shares of our common stock if we are acquired by a public company.

     In January 2002, we issued to Michael A. Liccardo, our president and chief executive officer and chairman of the board, a convertible note in the principal amount of $3,635,281.29 in exchange for the cancellation of certain loans
(including accrued interest thereon) that Mr. Liccardo had made to us to meet current operating expenses. The note bears interest at 10% per annum and matures on January 14, 2003. Mr. Liccardo may, at any time, elect to convert the note into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price through January 14, 2003, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are incorporated by reference in Item 7 of this Report:

                                                                                  Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
Consolidated Balance Sheets, December 31, 2001 and 2000. . . . . . . . . . . . .  F-2
Consolidated Statements of Operations for years ended December 31, 2001 and 2000  F-3
Consolidated Statements of Cash Flow for years ended December, 2001 and 2000 . .  F-4
Statements of Stockholders' Deficit for years ended December 31, 2001 and 2000 .  F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .  F-6



                               AMNIS SYSTEMS INC.

                           DECEMBER 31, 2001 AND 2000



================================================================================




                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

INDEPENDENT  AUDITORS'  REPORT


BOARD  OF  DIRECTORS
AMNIS  SYSTEMS  INC.
Palo  Alto,  California


We have audited the accompanying consolidated balance sheet of AMNIS SYSTEMS INC. (THE COMPANY) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amnis Systems Inc. as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $5,432,172 and $5,419,655 in the years ended December 31, 2001 and 2000 respectively, and has a stockholders' deficit of $7,379,620 and $4,279,042 and a working capital deficit of $7,438,697 and $4,824,707 at December 31, 2001 and 2000 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




February  22,  2002

                                                                                                   AMNIS SYSTEMS INC.

                                                                                           CONSOLIDATED BALANCE SHEET
=====================================================================================================================

December 31,                                                                                 2001           2000
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                                   $     48,467   $    214,766
  Accounts receivable, net of allowance for doubtful accounts of $236,000 and $262,725
    for 2001 and 2000, respectively                                                           371,517        634,932
  Note receivable                                                                             500,000
  Inventories                                                                                 624,056      1,106,649
  Prepaid expenses and other                                                                   82,734         50,236
---------------------------------------------------------------------------------------------------------------------

      Total current assets                                                                  1,626,774      2,006,583
---------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                                                   1,919,634      2,073,292
  Demonstration equipment                                                                     452,188        459,921
  Furniture and fixtures                                                                      498,796        548,810
  Leasehold improvements                                                                      351,111        351,565
---------------------------------------------------------------------------------------------------------------------

                                                                                            3,221,729      3,433,588
  Less:  Accumulated depreciation and amortization                                         (3,069,937)    (3,047,386)
---------------------------------------------------------------------------------------------------------------------

      Property and equipment, net                                                             151,792        386,202
---------------------------------------------------------------------------------------------------------------------

DEBT ISSUE COSTS                                                                                             140,000

DEPOSITS                                                                                       84,890         93,270
---------------------------------------------------------------------------------------------------------------------

      Total assets                                                                       $  1,863,456   $  2,626,055
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Notes payable-WTI                                                                                     $     83,042
  Financing obligations collateralized by accounts receivable                            $  1,029,283      1,138,598
  Accounts payable - moratorium                                                             1,561,500      1,575,673
  Accounts payable - other                                                                    932,866        868,808
  Accrued salaries                                                                            766,286        316,003
  Accrued vacation                                                                            274,833        259,470
  Accrued interest payable                                                                    381,104         94,269
  Reserve for sales adjustment                                                                               263,331
  Note payable                                                                                250,000
  Stockholders' notes payable                                                               3,309,375      1,572,197
  Deferred rent                                                                               108,892        199,195
  Deferred revenue                                                                             59,095         47,819
  Other accrued expenses                                                                      302,237        412,885
---------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                             8,975,471      6,831,290

LONG-TERM LIABILITIES:
  Sublease deposits                                                                            72,800         73,807
  Convertible note payable                                                                    500,000
  Discount on convertible note payable                                                       (305,195)
---------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                                       9,243,076      6,905,097
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 authorized; none outstanding in 2001 and 2000
  Common stock, no par value, 100,000,000 and 20,000,000 shares authorized in 2001 and 2000, respectively; 12,947,082 and 10,796,902 shares issued and outstanding
    in 2001 and 2000, respectively                                                              1,295          1,079
  Additional paid-in capital                                                               12,259,729      9,928,351
  Accumulated deficit                                                                     (19,640,644)   (14,208,472)
---------------------------------------------------------------------------------------------------------------------

      Total stockholders' deficit                                                          (7,379,620)    (4,279,042)
---------------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholder's deficit                                        $  1,863,456   $  2,626,055
=====================================================================================================================


      See accompanying summary of accounting policies and notes to the financial statements.

                                                              AMNIS SYSTEMS INC.

                                            CONSOLIDATED STATEMENT OF OPERATIONS

================================================================================

For the Years Ended Ended December 31,         2001                2000
------------------------------------------------------------------------------
SALES                                    $      4,095,755   $       3,574,090

COST OF GOODS SOLD                              2,148,038           2,377,230
------------------------------------------------------------------------------

     Gross margin                               1,947,717           1,196,860

OPERATING EXPENSES:
  Research and development                      1,870,630           1,772,474
  Sales and marketing                           2,822,510           2,630,810
  General and administrative                    2,033,688           2,008,415
------------------------------------------------------------------------------

                                                6,726,828           6,411,699
------------------------------------------------------------------------------

     Loss from operations                      (4,779,111)         (5,214,839)

OTHER INCOME (EXPENSE)
  Interest expense, net                          (693,071)           (273,923)
  Other, net                                       40,010              69,107
------------------------------------------------------------------------------

     Total other (expense)                       (653,061)           (204,816)
------------------------------------------------------------------------------

NET LOSS                                 $     (5,432,172)  $      (5,419,655)
==============================================================================

BASIC AND DILUTIVE LOSS PER SHARE        $          (0.47)  $           (0.22)
==============================================================================


      See accompanying summary of accounting policies and notes to the financial statements.

                                                                                     AMNIS SYSTEMS INC.

                                                                   CONSOLIDATED STATEMENT OF CASH FLOWS

=======================================================================================================

For the Years Ended December 31,                                                 2001          2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(5,432,172)  $(5,419,655)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Stock options for services                                                   362,605
    Debt forgiven                                                                (42,967)
    Depreciation and amortization                                                271,956       507,924
    Loss on disposal of property and equipment                                     5,480
    Provision for doubtful accounts                                              (26,725)       18,016
    Provision for excess and obsolete inventories                                 62,519      (416,717)
  Decrease in accounts receivable                                                290,140       286,054
  Decrease (increase) in inventories                                             420,074       (20,279)
  (Increase) decrease in prepaid expenses and other assets                       (32,498)       70,114
  Decrease (increase) in deposits                                                  8,380        (6,817)
  Decrease in debt issue costs                                                   140,000
  Decrease in accounts payable moratorium                                        (14,173)     (100,000)
  Increase in accounts payable                                                    64,058       364,653
  Increase (decrease) in accrued salaries                                        480,474       (24,554)
  Increase in accrued vacation                                                    15,363        25,458
  Increase in accrued interest                                                   504,784        66,189
  Increase (decrease) in reserve for sales adjustment                           (263,331)      263,331
  Decrease in deferred rent                                                      (90,303)      (48,070)
  Increase (decrease) in deferred revenue                                         11,276       (71,087)
  Decrease in other accrued liabilities                                         (110,648)     (107,044)
  Decrease (increase) in sublease deposits                                        (1,007)       73,807
-------------------------------------------------------------------------------------------------------

      Net cash used by operating activities                                   (3,376,715)   (4,538,677)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (43,026)      (55,490)
-------------------------------------------------------------------------------------------------------

      Net cash used by investing activities                                      (43,026)      (55,490)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                 1,737,178     1,722,197
  Proceeds from financing obligations collateralized by accounts receivable   (1,334,546)     (714,447)
  Payments on financing obligations collateralized by accounts receivable      1,225,231       736,496
  Proceeds from issuance of common stock                                       1,431,487     2,929,446
  Proceeds from notes payable                                                    250,000
  Payment on notes payable                                                       (55,908)     (159,315)
  Payment on capital lease obligation                                                           (5,715)
-------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                  3,253,442     4,508,662
-------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                            (166,299)      (85,505)

CASH AND CASH EQUIVALENTS, beginning of year                                     214,766       300,271
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                     $    48,467   $   214,766
=======================================================================================================

NON CASH INVESTING AND FINANCING ACTIVITIES:
  Shareholder debt exchanged for common stock                                              $   500,000
  Debt issue costs exchanged for common stock                                                  140,000
  Convertible note payable in exchange for note receivable                   $   500,000
  Discount on convertible note payable                                          (305,195)
  Stock options issued for services                                              362,605
  Accrued interest exchanged for common stock                                    202,116
  Accrued salaries exchanged for common stock                                     30,191
  Debt and accrued interest forgiven                                              43,967
=======================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                 $     1,600   $     1,600
  Cash paid for interest                                                     $   203,390   $   205,702
=======================================================================================================


      See accompanying summary of accounting policies and notes to the financial statements.

                                                      AMNIS SYSTEMS INC.

                                             STATEMENT OF STOCKHOLDERS' DEFICIT

============================================================================================================================

For the Years Ended December 31, 2001 and 2000
----------------------------------------------------------------------------------------------------------------------------

                                                           Convertible
                                                         Preferred Stock               Common Stock           Additional
                                                ------------------------------  -------------------------       Paid-In
                                                     Shares           Amount        Shares        Amount        Capital
                                                ----------------------------------------------------------------------------
BALANCE - December 31, 1999                             310,073   $   6,033,241   10,108,211   $      1,011  $      465,732

  Stock split prior to merger 2.82:1                                              16,944,200          1,694          (1,694)

  Exercise of common stock options                                                   107,785             11          23,185

  Issuance of common stock for services                                               50,000              5         106,245

  Conversion of stockholder debt                                                   1,333,300            133         499,867

  Purchase of common stock                                                         1,683,333            168       2,799,832

  Cancellation of common stock                                                   (19,740,000)        (1,974)          1,974

  Conversion of preferred stock                        (310,073)     (6,033,241)     310,073             31       6,033,210

  Net loss
----------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                                    -               -   10,796,902          1,079       9,928,351

  Conversion of debt and accrued interest
     to common stock                                                                   4,307                          8,613

  Conversion of accrued interest to
     common stock                                                                    133,378             13         193,490

  Sale of common stock                                                             1,248,889            126       1,415,874

  Issuance of common stock for services                                              663,000             67         325,933

  Exercise of stock options                                                          100,606             10          45,668

  Beneficial conversion feature and warrants
     on issuance of convertible note payable                                                                        305,195

  Issuance of common stock options to
     non-employees                                                                                                   36,605

  Net loss
----------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                                    -   $           -   12,947,082   $      1,295  $   12,259,729
============================================================================================================================



For the Years Ended December 31, 2001 and 2000
----------------------------------------------------------------------------

                                                                  Total
                                                 Accumulated   Stockholders'
                                                   Deficit       Deficit
                                                -------------  -------------
BALANCE - December 31, 1999                     $ (8,788,817)  $(2,288,833)

  Stock split prior to merger 2.82:1

  Exercise of common stock options                                  23,196

  Issuance of common stock for services                            106,250

  Conversion of stockholder debt                                   500,000

  Purchase of common stock                                       2,800,000

  Cancellation of common stock

  Conversion of preferred stock

  Net loss                                        (5,419,655)   (5,419,655)
---------------------------------------------------------------------------

BALANCE, December 31, 2000                       (14,208,472)   (4,279,042)

  Conversion of debt and accrued interest
     to common stock                                                 8,613

  Conversion of accrued interest to
     common stock                                                  193,503

  Sale of common stock                                           1,416,000

  Issuance of common stock for services                            326,000

  Exercise of stock options                                         45,678

  Beneficial conversion feature and warrants
     on issuance of convertible note payable                       305,195

  Issuance of common stock options to
     non-employees                                                  36,605

  Net loss                                        (5,432,172)   (5,432,172)
---------------------------------------------------------------------------

BALANCE, December 31, 2001                      $(19,640,644)  $(7,379,620)
---------------------------------------------------------------------------


      See accompanying summary of accounting policies and notes to the financial statements.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

Note 1 -  Description  of  Company:

          Amnis Systems Inc. (the Company), a Delaware consolidated corporation, develops, manufactures and delivers networked streaming video solutions for high quality video creation, management and distribution. The Company's network video products are distributed worldwide both directly and through leading industry partners.

          The Company's products are used in diverse applications such as distance learning, corporate training, video courier services, telemedicine, surveillance and visual collaboration.


Note 2 -  Going Concern:

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

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,432,172 and $5,419,655 for the years ended December 31, 2001 and 2000, respectively, and has a working capital deficit of $7,438,697 and $4,824,707 at December 31, 2001 and 2000, respectively.
          These factors raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to year-end, the Company entered into an agreement with its creditors to settle outstanding obligations shown on the balance sheet as "Accounts payable - moratorium" at a rate of $0.35 per dollar outstanding. An original balance of $1,575,673 of accounts payable was subject to this agreement. Since the acceptance of this agreement the Company has paid $50,000 toward the outstanding balance. Also subsequent to year-end, the Company entered into a financing arrangement that will provide funding for operations and payments of obligations (see Note 16). There is no assurance that the Company will be able to achieve successful operations or obtain sufficient financing. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 -  Summary of Significant Accounting Policies:

          a.   Principles of Consolidation
               ---------------------------

               The financial statements include the consolidation of the Company's wholly-owned subsidiary, Optivision, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

          b.   Use  of  Estimates  in  the  Preparation  of Financial Statements
               -----------------------------------------------------------------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company has made an estimate of additional costs related to disallowable items that may arise from the completion of certain audits of the Company's Small Business Innovation Research ("SBIR") grants that is included in other accrued expenses. Due to the uncertainty related to the ultimate outcome of the audits, the estimate of additional costs is subject to change and actual results could be materially different from this estimate.

          c.   Stock-Based  Compensation
               -------------------------

               The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 permits the use of either a fair value based method or the method defined in Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB No. 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB No. 25 and, accordingly, it has included the pro forma disclosures required under SFAS No. 123 in
               Note  11.

          d.   Cash  and  Cash  Equivalents
               ----------------------------

               For the purpose of the balance sheet and the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          e.   Inventories
               -----------

               Inventories are stated at the lower of cost (first-in, first-out) or market. Provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at December 31, 2001 and 2000, respectively. Due to competitive and market pressures, it is reasonably possible that these estimates could change in the future.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

          f.   Property  and  Equipment
               ------------------------

               Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, which range from two to seven years. Amortization of leasehold improvements is provided on the straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.

          g.   Revenue  Recognition
               --------------------

               Revenues are generated from the sale and shipment of the Company's products to value added resellers, original equipment manufacturers and end users. The Company recognizes revenue from warranty contracts on a straight-line basis over the contractual period of the warranty. The unrecognized portion is recorded as deferred revenue on the balance sheet.

          h.   Advertising  Costs
               ------------------

               The Company expenses all advertising costs, including direct response advertising costs, as they are incurred. There were no significant advertising expenses in 2001 or 2000.

          i.   Loss  per  Share
               ----------------

               Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the period. Since we have a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, warrants, convertible debt and other common stock equivalents would be anti-dilutive.

               Basic and diluted loss per share was calculated based upon outstanding common stock and equivalents of 11,559,506 and 24,657,080 for 2001 and 2000, respectively.

          j.   Risks  Due  to  Concentration  of  Significant  Customers
               ---------------------------------------------------------

               During 2001 and 2000, four customers accounted for 52% and 44% of net revenues, respectively. As of December 31, 2001 and 2000 approximately 44% and 45%, respectively, of accounts receivable were concentrated with five customers. To reduce credit risk relating to all customers, the Company performs ongoing credit evaluations of customers' financial conditions and limits the amount of credit extended when considered necessary, but generally requires no collateral on product sales. The Company maintains allowances for sales returns, estimated bad debt losses, and for unallowable costs on government grants to address potential undetected credit risks.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

          k.   Income  Taxes
               -------------

               The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

          l.   Current  Pronouncements
               -----------------------

               In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and revises the accounting standards for securitization and transfers of financial assets and collateral. The adoption of SFAS No. 140 did not have a material impact on the Company's financial position, results of operations, or cash flows.

               In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible
               Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company does not anticipate any material impact from the adoption of this standard. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead will be tested for impairment at least annually. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company does not expect
               SFAS 142 to have a material impact on the Company's financial position, results of operations or cash flows.

               In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The statement addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for all fiscal years beginning after June 15, 2002, with early application permitted. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position, results of operations, or cash flows.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

               In August 2001, The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The statement is effective for all fiscal years beginning after December 15, 2001, with early application permitted. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position, results of operations, or cash flows.


Note 4 -  Business Combination:

          On April 16, 2001, the Company effected a business combination with Optivision, Inc. by exchanging 4,467,063 shares of its common stock for all of the common stock of Optivision, Inc. The principal business of Optivision is manufacturing and delivering networked streaming video solutions for high quality video creation, management and distribution. The combination has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Optivision. The results of operations of the separate companies are summarized as follows:


                              Net Sales     Net Loss
Year Ended December 31, 2001
  Amnis                                   $  (362,605)
  Optivision                  $4,095,755   (5,069,567)
------------------------------------------------------

                              $4,095,755  $(5,432,172)
======================================================

Year Ended December 31, 2000
  Amnis                                   $  (110,923)
  Optivision                  $3,574,090   (5,308,732)
------------------------------------------------------

                              $3,574,090  $(5,419,655)
======================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

Note 5 -  Inventory:

          Inventories  consist  of  the  following  at  December  31:

                                                2001        2000
Raw materials                                $ 274,593   $  326,491
Work-in-process                                445,490      803,862
Demonstration inventory                        115,798      125,596
--------------------------------------------------------------------

                                               835,881    1,255,949
Reserve for inventory obsolescence and
 demonstration inventory refurbishing costs   (211,825)    (149,300)
--------------------------------------------------------------------

                                             $ 624,056   $1,106,649
====================================================================

          Certain of the Company's products contain components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these supplies to maintain or enhance these components could materially adversely affect the Company's results of operations.


Note 6 -  Accounts Receivable Financing:

          In October 1998, the Company entered into a financing arrangement with Pacific Business Funding whereby funds were provided to the Company in exchange for factoring accounts receivable. Funding was based on 80% of qualified receivables. The Company is liable for any uncollected receivables. As of December 31, 2001 and 2000 borrowings under this agreement were $1,029,283 and $1,138,598, respectively. The balance bears interest at 18% per annum. The Company has currently exceeded its credit limit available on this agreement. This amount is included on the balance sheet as "Financing obligations collateralized by accounts receivable".

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

Note 7 -  Notes Payable:

          In prior years, the Company obtained equipment financing lines of $2,000,000 and $1,000,000, respectively, through Venture Lending and Leasing, Inc. The full amount under both equipment financing lines was drawn down by the Company under two notes, one note for $2,000,000 and a second note for $1,000,000 (collectively, the "notes"). The Notes bear interest at 17%, are secured by equipment, fixtures and accounts receivable, and contain certain covenants. The covenants include the requirement that the Company maintain compliance with the covenants included in the Company's accounts receivable financing. The Company was not in compliance with the covenants and therefore the notes are due on demand and have been reflected as a current liability for the year ended December 31, 2000. During the year ended December 31, 2001 the lender forgave the remaining balance on the note and accrued interest in the amount of $43,967. This amount is included in other income.

          An unsecured note payable in the amount of $250,000 was issued in February of 2001. The note bears interest at 10% per annum. Interest and principal are due one year from the date of issuance, and therefore has been classified as current on the balance sheet at December 31, 2001.

Note 8 -  Stockholders' Notes Payable

          Certain stockholders loaned the Company unsecured funds, which amounted to a balance of $3,309,375 and $1,572,197 at December 31, 2001 and 2000, respectively. These loans are all classified as current and bear interest at a rate of 10% per annum. The carrying value of these notes payable approximates their fair value.

          Subsequent to December 31, 2001, one stockholder converted a portion of the notes above, subsequent loans, and accrued interest thereon, totaling $3,635,281, into a convertible note. This convertible note bears interest at 10% per annum, and allows the stockholder to convert the note to common stock at $0.35 per share, subject to adjustment.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

Note 9 -  Convertible Debt:

          On December 28, 2001, the Company entered into an agreement to issue a debenture, bearing interest at 12% per annum, in the amount of $500,000, which is currently recorded as a debenture receivable, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days tradingThe debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9%. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finders fee.

          Since there are multiple components of the debenture, value was added to each component (warrants and debenture) based on their respective value. A discount on the debenture was calculated in two parts, first, the beneficial conversion feature on the debenture was valued as the difference between the purchase price of the conversion and the current trading price of the stock. Secondly, the warrants were valued using the Black Scholes Model. The combined total discount is $305,195, and will be amortized over the two year life of the debenture. This is the first installment received on a $2,385,000 commitment from the lender. The carrying value of this debenture approximates its fair value. On January 3, 2002, the Company received $500,000 pursuant to this debenture.

Note 10 - Commitments and Contingencies:

          Lease Commitments
          -----------------

               The Company leases office and manufacturing space, under a non-cancelable operating lease, which expires in December 2002. The lease agreement for the Company's office facilities provides for scheduled rent increases throughout the life of the lease. Rent expense under this agreement is being recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed for accounting purposes on the straight-line basis is classified as deferred rent in the accompanying balance sheet. Rental expense was approximately $1,310,000 and $1,240,000 for 2001 and 2000, respectively.

               Minimum rental payments under these leases for 2002 amount to $1,047,278.

               The Company subleased a portion of its leased facilities under an operating lease that is scheduled to expire February 2002. Sublease income for 2001 and 2000 was approximately $1,065,000 and $852,000, respectively.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

          Employment Agreements
          ---------------------

               The Company has entered into employment agreements with certain key employees with original terms of three years. Minimum future payments under these agreements for the years subsequent to December 31, 2001 are as follows:


          2002       $   520,000
          2003           520,000
          2004           173,000
          ----------------------

                     $ 1,213,000
          ======================


               Generally, the employment agreements are automatically renewed for successive one year terms, unless either party submits a notice not to renew within certain days prior to the term of the initial or renewal term. If the Company terminates these agreements without cause or the employee resigns with good reason, as defined, the Company shall pay severance compensation to the employee in a lump sum equal to the greater of twelve months of base salary, or the base salary for the remaining term of the agreements.

          Provision  for  Contract  Costs
          -------------------------------

               As of December 31, 2001 and 2000, the Company has accrued a provision for contract costs of $134,519 and $125,264, respectively. The Company's SBIR contracts are subject to audit by the Defense Contract Audit Association ("DCAA") with respect to claims made by the Company under the SBIR contracts. The Company has made an estimate of the costs of disallowable items under the SBIR contracts that is based on management's best estimate of the ultimate settlement and management's review of the Company's claims and the regulations covering allowable items under SBIR contracts. Should the final settlement with the DCAA result in a significantly different liability from that accrued, the Company's operating results and financial condition could be materially and adversely affected.

          Guarantee to Federal Government for Contracts Assigned to ONI
          -------------------------------------------------------------

               Certain government contracts were assigned to ONI (a former division of Optivision, Inc.) as part of a spin-off during 1998. After the government has approved the assignment of contracts to ONI, the Company as transferor, remains a guarantor of the successful completion of the contracts by ONI. As of April 30, 1998, the total contract value of contracts assigned to ONI, and subject to guarantee by the Company was $7,047,000. As of December 31, 2001 the Company has not determined which, if any, of these contracts have been closed and as a result, what is the amount of the reduced liability exposure.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

Note 11 - Stock Option Plans:

          The Company has two stock option plans: the 1997 Stock Plan (the "1997 Plan") and the 2000 Stock Plan (the "2000 Plan"). The 1997 Plan was adopted in connection with the merger with Optivision, Inc. and has 3,993,482 shares authorized for issuance. The 2000 Plan has 5,500,000 shares authorized for issuance. The 1997 Plan and 2000 Plan specify that the exercise price of Incentive stock options (ISOs) will not be less than 100% (110% for 10% stockholder) of fair market value on the date of grant and that the exercise price of Nonstatutory stock options (NSOs) will not be less than 85% (110% for a 10% stockholder) of fair market value on the date of grant. The fair value of the Company's common stock is determined by the Board of Directors. Options granted under the 1997 Plan and 2000 Plan generally expire ten years from the date of grant (five years for a 10% stockholder), and vest over four years.

          Stock  option  activity  under  the  Plans  is  as  follows:

                                                                      Weighted
                                                       Number of       Average
                                                        Shares     Exercise Price

Balance, December 31, 2001                             3,826,236   $         0.60
   Granted                                             3,805,300             1.40
   Exercised                                            (100,604)            0.56
   Canceled                                           (1,342,285)            1.31
---------------------------------------------------------------------------------

Balance, December 31, 2001                             6,188,646   $         0.88
=================================================================================

Balance, December 31, 2000                               520,215   $         1.90
   Granted                                             3,325,790             0.50
   Exercised                                              (2,243)            1.40
   Canceled                                              (17,526)            1.70
---------------------------------------------------------------------------------

Balance, December 31, 2000                             3,826,236   $         0.60
=================================================================================

Stock options authorized and available to be granted                    3,304,836
=================================================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

          The following table summarizes information about stock options outstanding at December 31, 2001:

                          Options  Outstanding           Options Exercisable
               ---------------------------------------  ---------------------
                               Weighted
                                Average      Weighted                Weighted
Range of                       Remaining      Average                 Average
Exercise         Number       Contractual    Exercise     Number     Exercise
Prices         Outstanding  Life (in years)    Price    Exercisable    Price

0.00 - $1.00    3,380,596             8.77  $    0.40    2,196,555  $    0.40
1.01 - $2.00    2,719,738             9.11       1.39    1,600,040       1.37
2.01 - $3.00       87,500             9.04       3.00       30,110       3.00
3.01 - $4.00          812             4.77       4.00          812       4.00
-----------------------------------------------------------------------------

                6,188,646             8.93  $    0.88    3,827,517  $    0.84
=============================================================================

          The difference between the exercise price and the fair market options issued on the dates of the grant is accounted for as unearned compensation and amortized to expense over the related vesting period. The Company recognized $36,605 and $0 of expense in 2001 and 2000, respectively, related to stock options granted to consultants. As discussed in the Summary of Accounting Policies, the Company follows APB No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the Company would have incurred an additional $111,783 and $43,458 in related compensation expenses during the years ended December 31, 2001 and 2000, respectively. Under the provisions of SFAS No. 123, the proforma net
          (loss) income and basic and diluted (loss) income per share for the years ended December 31, 2001 and 2000 are as follows:

                                       2001          2000
Net Loss:
   As reported                     $(5,432,172)  $(5,419,655)
   Pro forma                        (5,543,955)   (5,457,113)
=============================================================

Basic and Diluted Loss per Share:
   As reported                     $     (0.47)  $     (0.22)
   Pro forma                             (0.48)        (0.22)
=============================================================

          The pro forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                       2001     2000
Expected life (in years)                 4.0     4.0
Risk-free interest rate                  3.5%    3.5%
Volatility                            137.44%  100.0%
Dividend yield                           0.0%    0.0%

Note 12 - Warrants:

          As part of a convertible debt agreement, the Company issued 1,250,000 warrants to purchase common stock at a price of $2.25 - $4.25 per share. An additional 100,000 warrants were issued to a vendor with a purchase price of $3.00 per share. 1,100,000 warrants were also issued with the debt discussed in note 7.

                                 Weighted
                                  Average      Weighted                Weighted
Range of                         Remaining      Average                 Average
Exercise           Number       Contractual    Exercise     Number     Exercise
Prices           Outstanding  Life (in years)    Price    Exercisable    Price
0.000 - $0.001       52,301             4.83  $   0.001       52,301  $   0.001
0.002 - $0.350    1,100,000             7.00  $   0.350    1,100,000  $   0.350
2.250 - $4.250    1,350,000             1.65  $   2.680    1,350,000  $   2.680
-------------------------------------------------------------------------------
                  2,502,301             4.07  $    1.60    2,502,301  $    1.60
===============================================================================


Note 13 - Employee Benefits:

          The Company maintains a profit sharing and 401(k) plan (the "Plan"). Under the profit sharing portion of the Plan, the Company, at the discretion of the Board of Directors, may contribute 5% to those employees meeting minimum age and length of service requirements. The Company recognizes expenses as paid. The Company made no matching contributions during 2001 or 2000.

          Employees may make pre-tax contributions in amounts from 2% to 15% of compensation up to a pre-determined limit each year.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

Note 14 - Concentration  of  Credit  Risk:

          The Company has identified its financial instruments which are potentially subject to credit risk. These financial instruments consist principally of cash and cash equivalents and receivables.

          During the year, the Company had significant operating cash and cash equivalents in excess of the federally insured limits.

Note 15 - Income Taxes:

          The net deferred income tax asset consist of the following at December 31:

                                                        2001          2000
Deferred income tax assets from:
  Federal net operating loss carryforwards          $ 5,989,000   $ 4,215,000
  State net operating loss carryforwards                783,000       551,000
  Cumulative net temporary differences                  892,000       803,000
------------------------------------------------------------------------------

                                                      7,664,000     5,569,000
Valuation allowance                                  (7,664,000)   (5,569,000)
------------------------------------------------------------------------------

Net deferred income tax assets                      $         -   $         -
==============================================================================

          The valuation allowance was increased $2,095,000 from 2000 to 2001. This is as a result of the increase in net deferred tax assets, primarily net operating loss carryforwards (NOL's). Because the Company's management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation allowance against the net deferred tax assets.

          Net operating loss carryforwards at December 31, 2001 were approximately $17,460,000 for Federal income tax purpose and $8,770,000 for state income tax purposes. The net operating loss carryforwards expire on various dates through the year 2021. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes sufficient uncertainty exists regarding the reliability of the net operating loss carryforwards and other timing difference at December 31, 2001. Accordingly, a valuation allowance has been provided for the entire amount related thereto.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

Note 16 - Subsequent Events:

          On January 30, 2002, the Company successfully negotiated a work-out agreement plan with the creditors of Optivision, Inc., under which the Company will pay the creditors of Optivision, Inc. $0.35 for every $1.00 owed on debt listed on the balance sheet as Accounts Payable - moratorium. As of the date of this report, the Company was current with all payments under the agreement. Per the agreement, the debt is to be settled in monthly payments by June 30, 2002.

          Subsequent to December 31, 2001, the Company settled with its employees for unpaid compensation by issuing additional stock options in lieu of cash in the amount of $670,595.

          On January 14, 2002, the Company issued a convertible note in the principal amount of $3,635,281.29 to Mr. Michael A Liccardo, our president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans (including accrued interests thereon) that Mr. Liccardo had loaned to Optivision, Inc. to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to Common stock of the Company at $ 0.35 per share, subject to adjustment.

          Between February 14, 2002 and February 21, 2002 the Company entered into financing agreements for the sale of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment, and one warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share subject to adjustment. The total selling price of these units was $1,800,000.

          The Company has negotiated an agreement whereby $250,000 of debt plus interest of $25,890 would be converted into common stock of the Company at $1.00 per share.

     (a)(2) Exhibits

Exhibit Number  Identification of Exhibit
--------------  ----------------------------------------------------------------------------
2.1**           Agreement and Plan of Merger dated as of September 11, 2000 by and among the Issuer, Optivision, Inc., and ASI Acquisition, Inc.
2.2**           Amendment to Agreement and Plan of Merger dated as of January 11, 2001 by and among the Issuer, Optivision, Inc., and ASI Acquisition, Inc.
3.1*            Certificate of Incorporation of Issuer dated as of July 29, 1998
3.2**           Certificate of Amendment of Certificate of Incorporation of the Issuer dated as of August 24, 2000
3.3**           Certificate of Amendment of Certificate of Incorporation of the Issuer dated as of September 13, 2000
3.4*            Bylaws of the Issuer dated as of August 4, 1998
3.5**           Amended and Restated Bylaws of the Issuer dated as of October 2, 2000
4.1***          Form of Secured Convertible Debenture issued pursuant to the Securities
                Purchase Agreement dated as of December 28, 2001 between the Issuer and
                Bristol Investment Fund, Ltd.
4.2***          Form of Warrant issued pursuant to the Securities Purchase Agreement dated as of December 28, 2001 between the Issuer and Bristol Investment Fund, Ltd.
4.3****         Form of Warrant issued pursuant to each Unit Subscription Agreement between the Issuer and each qualified investor
10.1*****       + Amended 1997 Stock Option Plan
10.2*****       + Amended 2000 Stock Option Plan
10.3*****       Lease Agreement dated as of August 8, 1995 between Optivision, Inc. and
                Alta California Associates


10.4*****       + Employment Agreement dated as of April 18, 2001 between the Issuer and
                Michael A. Liccardo
10.5*****       + Employment Agreement dated as of April 18, 2001 between the Issuer and
                Lawrence L. Bartlett
10.6*****       + Employment Agreement dated as of April 18, 2001 between the Issuer and
                Richard A. Falcone
10.7***         Securities Purchase Agreement dated as of December 28, 2001 between the
                Issuer and Bristol Investment Fund, Ltd.
10.8***         Registration Rights Agreement dated as of December 28, 2001 between the
                Issuer and Bristol Investment Fund, Ltd.
10.9***         Security Agreement dated as of December 28, 2001 between the Issuer and
                Bristol Investment Fund, Ltd.
10.10****       Form of Unit Subscription Agreement between the Issuer and each qualified investor
21.1            List of Subsidiaries of the Issuer

+     Management contract or compensatory plan or arrangement
*     Filed as an exhibit to the registration statement on Form 10-SB filed with the
Securities and Exchange Commission on February 22, 2000, File No. 0-29645

**    Filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and
Exchange Commission on April 2, 2001
***   Filed as an exhibit to the report on Form 8-K filed with the Securities and Exchange
Commission on January 14, 2002
****  Filed as an exhibit to the report on Form 8-K filed with the Securities and
Exchange Commission on March 4, 2002
***** Filed as an exhibit to the registration statement on Form SB-2 filed with the
Securities and Exchange Commission on March 22, 2002

     (b)     Reports on Form 8-K

     On May 1, 2001, we filed a report on Form 8-K, as subsequently amended by a report on Form 8-K/A that we filed on July 2, 2001, in which we announced our merger with Optivision, Inc, a California corporation, and we filed the financial statements of the businesses acquired.

     On January 14, 2002, we filed a report on Form 8-K announcing the issuance of a convertible debenture in the principal amount of $500,000, investment options for the purchase up to $500,000 of our common stock, and warrants exercisable for up to 1,000,000 shares of our common stock in a private financing arranged by Bristol DLP, LLC.

     On March 4, 2002, we filed a report on Form 8-K announcing the issuance of $1,800,000 in designated units of common stock and warrants to three qualified investors in a private placement transaction.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2002             AMNIS SYSTEMS INC.
---------------------

                                  By: /s/ Michael A. Liccardo
                                      ------------------------------------------
                                      Michael A. Liccardo
                                      Chairman of the Board, President and Chief
                                      Executive Officer




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 2002             By: /s/ Michael A. Liccardo
---------------------                 ------------------------------------------
                                      Michael A. Liccardo
                                      Director and Chairman of the Board,
                                      President and Chief Executive Officer

Date:  March 29, 2002             By: /s/ Lawrence L. Bartlett
---------------------                 ------------------------------------------
                                      Lawrence L. Bartlett
                                      Director, Vice President, Chief Financial
                                      Officer and Secretary