Form 10KSB/A
period 2001-12-31
AMNIS SYSTEMS INC
filed 2002-05-09
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

          For the fiscal year ended:  December 31, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
          For the transition period from ______________ to ______________

Commission File Number: 000-29645

                               AMNIS SYSTEMS INC.
                           (Formerly Graffiti-X, Inc.)
                 (name of small business issuer in its charter)

                 Delaware                               94-3402831
      ------------------------------         ----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

 3450 Hillview Avenue, Palo Alto, California              94304
 -------------------------------------------              -----
    (Address of principal executive offices)            (Zip Code)

                   Issuer's telephone number:  (650) 855-0200
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 3, 2002, was $6,885,591.

The number of shares outstanding of each of the issuer's classes of common equity as of May 3, 2002 was 18,464,237 shares

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.. . . . . . . . . . . . . . . . . .     3
ITEM 2.     DESCRIPTION OF PROPERTY.. . . . . . . . . . . . . . . . . .    14
ITEM 3.     LEGAL PROCEEDINGS.. . . . . . . . . . . . . . . . . . . . .    14
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .    14

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.. . . . . . . . . . . . . . . . . . . .    15
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION.. . . . . . . . . . . . . . . . . . . . . . . . .    17
ITEM 7.     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .    19
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.. . . . . . . . . . . .    19

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . . .    20
ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .    22
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . .    29
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . .    30
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .    30

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

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

                                  OUR BUSINESS

     We were formed on July 29, 1998. On April 16, 2001, we merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as a pooling of interest.

PRODUCTS

     Our products are used to create, manage and transmit compressed high-quality digital video over broadband computer networks in a wide range of applications. This is often referred to as "streaming video." Applications for our products include, for example, interactive distance learning, corporate training, video content distribution, video surveillance and telemedicine. The use of compressed digital video for these applications reduces the network bandwidth and storage requirements when compared to uncompressed digital video technologies.

     Our products are compatible with the Motion Picture Expert Group, or MPEG, digital video industry standard which provides the highest quality digital video for our customers. In addition our products are compatible with computer network standards based on various computer network communication protocols such as, for example, the Internet Protocol, or IP, and the Asynchronous Transfer Mode, or ATM, protocol. Our products enable our customers to:

     - Capture, compress and transmit high-quality video from any source, including cable TV, wireless, satellite, video tape or live events;

     -    Store high-quality video locally or in remote network video servers;

     -    Transmit live or stored high-quality video across a computer network;

     - Manage high-quality video distribution as a part of the total application; and

     - Play live or stored high-quality video on a television monitor, desktop personal computer or set-top box.

     We offer a family of products that includes digital video encoders, or transmitters, receivers, network management software and a media desktop personal computer player. All these products are compatible with each other and can be connected directly to a computer network or easily integrated into desktop personal computers.

     Our digital video encoders, or transmitters, and receivers are designed to transmit, or "stream," receive, store and process live or previously recorded digital video over computer networks. Customers can remotely control our digital video encoders, or transmitters, and receivers through our network management software.

     Our media desktop personal computer player allows users to play streaming or stored MPEG video on a desktop personal computer. It also allows users to simultaneously run other desktop software applications and customize the display for improved user interface and interaction.

SALES AND MARKETING

     We sell our products primarily to a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs.

     We maintain a sales organization consisting of regional sales managers in North America, and Europe. Our North American sales organization covers the U.S. and Canadian markets and manages our system integrators and value added resellers. Selected overseas markets are covered by systems integrators and value added resellers in Europe with a dedicated regional sales manager based in Germany.

     The system integrators and value added resellers have been selected by us for their ability to provide effective field sales and technical support to our end user customers. They perform product demonstrations, advise customers on system configuration and installation, and perform ongoing post-sales customer support. We believe that many end users depend on the technical support offered by these system integrators and value added resellers in making product purchase decisions. We continue to invest resources in developing and supporting our network of system integrators and value added resellers.

     We also sell our products to original equipment manufacturers who incorporate our products into end user products that are tailored for specific applications. These original equipment manufacturers purchase our products and are responsible for conducting their own marketing, sales and support activities for their application-specific markets and customers such as, for example, providing a satellite digital video service for large corporations.

     Our marketing efforts are targeted at corporations, healthcare and educational institutions and the government. In order to increase awareness of our products, we attend a number of trade shows including, for example, the National Association of Broadcasters, or NAB, and Networld + Interop, or N + I, tradeshows in the United States. We also have established strategic co-marketing, joint product interoperability testing and joint business development relationships with corporate partners with whom we have the opportunity to expand our sales and marketing presence through the extensive sales force and marketing relationships of our partners to reach new customers and markets, and with whom we participate in joint marketing activities and tradeshow booths.

MARKETS

     The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. We believe that our future success will depend on our continued ability to maintain expertise in the technologies associated with the Moving Picture Expert Group, or MPEG, standard, and streaming video network applications. In addition, we believe that our future success will depend, in part, on our continued ability to enhance our current products and to introduce new products and features to meet changing customer requirements and evolving industry standards. Our present products are based on the MPEG standard. Although MPEG has evolved as the de-facto standard for compression and decompression of digital video, other industry standards could replace the current MPEG standard in the future.

     Digital video products generally, and video network products and technologies specifically, are relatively young and evolving markets. Our future growth will depend on our ability to predict the evolution of these markets as well as new digital video applications, and to successfully penetrate those markets. Because of the early stage of the development of the digital video market, the demand for, and market acceptance of, our products, is subject to a high degree of uncertainty. If market growth rates do not meet our expectations, or if we are unsuccessful in identifying and penetrating those segments of the digital video market which provide the greatest opportunity for growth, our business would suffer.

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

COMPETITION

     Competition in the streaming video products market is expected to increase. To compete effectively, we must continue to respond promptly and effectively to changing customer preferences, and feature and pricing requirements, and rapid technological change. Our principal competitors include Minerva Networks Inc., Optibase Ltd. and Vbrick Systems Inc. We believe that these competitors do not offer the range of products that combine network management, desktop personal computer players and network video functions provided by us. We further believe that we offer our customers a unique blend of computer networking and digital video competencies that differentiates us from our competition. Although there are no public market studies or market share estimate, we believe that we have the largest installed base of products in the this young market.

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

RESEARCH AND DEVELOPMENT

     The goal of our research and development activities is to continue the development and introduction of next-generation products for our customers that resolve the limitations of current network streaming video products and address new markets. Our efforts are also focused on increasing the functionality and reducing the cost of our current products. We are developing new technologies and products that will:

     -    Employ the next generation MPEG-4 digital video technologies;

     - Enhance current products for use in video surveillance and distance learning applications;

     -    Provide greater network management and control capability;

     -    Support video storage and server functions; and

     - Accommodate different computer network bandwidth constraints and fluctuations.

     Our research and development expenditures were approximately $1.9 million and $1.8 million for fiscal years ended December 31, 2001 and December 31, 2000, respectively.

TRADEMARKS

     We have registered "Optivision," "High Speed Quad," "MPEG Studio" and "Optivideo" as registered trademarks. In addition, the names "NAC," "VS-Pro," "LiveMap," "LivePlayer," "mpegNet," "mpegStudio Pro" and "ScaleWare" are our trademarks.

PROPRIETARY RIGHTS

     Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. We have one U.S. patent issued by the U.S. Patent and Trademark Office in the area of digital video coding. We cannot be sure that any patents will be issued pursuant to future patent applications or that patents issued to us will not be invalidated, circumvented, challenged or licensed to others. In addition, we cannot be sure that the rights granted under any such patents will provide us with competitive advantages or that any patents issued to us will be adequate to stop unauthorized third parties from copying our technology, designing around our patents or otherwise obtaining and using our products, designs or other information. In addition, we cannot be sure that others will not develop technologies that are similar or superior to our technology. Furthermore, we believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements and marketing activities are just as essential as the legal protection of proprietary rights to establishing and maintaining a competitive position.

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

CUSTOMERS

     Our products are used by corporations, government agencies, educational institutions, healthcare institutions and other institutions with broadband computer networks, that require high quality streaming video for such applications as interactive distance learning, corporate training, video content distribution, video surveillance, and telemedicine.

     Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. During calendar year 2001 and 2000, four customers accounted for 52% and 44% of our net revenues, respectively. During 2001, Hughes Network Systems and Glory Group accounted for 25% and 10% of our net revenues, respectively, and during 2000 GTE (Verizon) accounted for 11% of our net revenue. Our customers purchase our hardware and software products on an as needed basis by issuing purchase orders directly to us. Customers of system integrator and value added resellers are extended a purchase price discount based on mutual negotiation and agreement which is typically based on total volume of business over a 12 month period or for a specific order and delivery schedule. Generally, consistent with industry practice in our market, our customers do not sign long term contracts with committed purchase volume.
(A)

EMPLOYEES(B)

     We employ a total of 24 full time employees, which include four in engineering, ten in sales and marketing, five in manufacturing and five in administration and finance.

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

OUR RECURRING OPERATING LOSSES, STOCKHOLDERS' DEFICIT AND WORKING CAPITAL DEFICIT CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OUR BUSINESS.

     We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2001 and 2000, respectively, in which our auditors have included explanatory paragraphs indicating that our recurring operating losses, stockholders' deficit and working capital deficit cause substantial doubt about our ability to continue as a going concern. If our recurring operating losses, stockholders' deficit and working capital deficit continue, our business could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES, AND WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, WE WILL HAVE TO CURTAIL OUR OPERATIONS.

     As of this date, we have generated limited revenues and incurred significant losses. As of December 31, 2001, we had an accumulated deficit of approximately $19,640,644. For the fiscal years ended December 31, 2001 and 2000, respectively, our consolidated operating losses were $5,432,172 and $5,419,655, respectively. In the first quarter of 2002, we expect a loss of between $1.3 million and $1.7 million. We have never been profitable and continue to incur losses from operations. We expect to incur net losses over the next two years of between $4 million and $6 million. We may never generate sufficient revenue, income and cash flows to support our operations. Our future revenues could decline by reason of factors beyond our control such as technological changes and developments, downturns in the economy and decreases in demand for digital video networking and broadband Internet products. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may decline.

     We currently expect to reach break even in 2004. So, in order to sustain our operations until then, we currently estimate that we will need additional funding of between $4 million and $6 million. However, our capital requirements will depend on many factors, including, for example, acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects, general economic conditions, and the status and timing of competitive developments. To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we will continue to need to raise additional capital.

     If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities could also impose restrictions on our operations. If additional financing is not available when needed on terms favorable to us or at all, we will have to curtail our operations.

WE DEPEND ON SEVERAL LARGE RESELLERS FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS, OR A SIGNIFICANT DECREASE IN REVENUE FROM ANY OF THESE CUSTOMERS, COULD HAVE A DISPROPORTIONATE IMPACT ON OUR REVENUES AND INCOME. IF THESE RELATIONSHIPS DO NOT CONTINUE, OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

     We use a network of value added resellers, or VARs, consisting primarily of system integrators and original equipment manufacturers, or OEMs, to assist with the marketing of our products and installation and servicing of our streaming video network products. Some of these value added resellers, system integrators and original equipment manufacturers are important customers representing a substantial portion of our revenues. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During 2001 and 2000, four customers accounted for 52% and 44% of our net revenues, respectively. As of December 31, 2001 and 2000 approximately 44% and 45%, respectively, of accounts receivable were concentrated with five customers.

     Our future success depends on our ability to maintain old relationships and develop new relationships with value added resellers, system integrators and original equipment manufacturers, and on their marketing efforts and installation and support services. A decline in the financial prospects of particular customer or any of their customers, inadequate installation and support services by a customer or our inability to maintain existing relationship or contract with additional customers could have a material adverse effect on our business.

WE DEPEND ON THIRD PARTIES FOR THE SUPPLY AND MANUFACTURE OF ALL OF OUR COMPONENT AND ELECTRONIC PARTS. IF THESE MANUFACTURERS AND SUPPLIERS DO NOT MEET OUR DEMAND, OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

     We purchase components and electronic parts pursuant to purchase orders in the ordinary course of business and do not maintain supply agreements. We are substantially dependent on the ability of third-party manufacturers and suppliers to meet our design, performance and quality specifications. If our third-party suppliers cannot supply us with systems or parts within our timeframes or allocate the supply of certain high demand components, we could be unable to meet our delivery schedules and requirements on a timely and competitive basis, which could have a material adverse effect on our business.

IF OUR PRODUCTS DO NOT KEEP PACE WITH THE TECHNOLOGICAL DEVELOPMENT IN THE RAPIDLY CHANGING DIGITAL VIDEO AND BROADBAND INTERNET VIDEO INDUSTRY, OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

     The digital video industry generally and the broadband Internet video industry specifically are in the early state of development, and the demand for, and market acceptance of, our technologies and products under development is subject to a high degree of uncertainty. If we cannot develop and launch our new products, or if we fail to achieve market acceptance of our new products, our business may be materially adversely affected.

     Our future success also depends upon our ability to continue to enhance our existing products and to successfully develop and market new products in a cost-effective and timely basis. Once a new product is developed, we must rapidly commence volume production. This process requires accurate forecasting of customer requirements and attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires us to manage the transition from older, displaced products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. In addition, reliability, quality or compatibility problems with our products could significantly delay or reduce market acceptance of our products, could require the devotion of significant time and resources to addressing errors, could divert our engineering and other resources from other tasks and development efforts, and could damage our reputation and adversely affect our ability to retain our existing customers and to attract new customers.

COMPETITION MAY DECREASE OUR MARKET SHARE, NET REVENUES AND GROSS MARGINS.

     Competition in the streaming video products market is intense, and we expect competition to increase. To compete effectively, we must continue to respond promptly and effectively to changing customer preferences, and feature and pricing requirements, and rapid technological change. Our principal competitors include Minerva Networks Inc., Optibase Ltd. and Vbrick Systems Inc. Some of our actual and potential competitors have greater name recognition, access to a larger customer base and significantly greater financial, marketing, technical and other resources than we do. Our competitors also sell products that provide some of the benefits of the products that we sell, and we could lose sales to our competitors. Moreover, the digital video products industry is undergoing a period of consolidation in which companies, including some of our competitors, are participating in business combinations. These combinations may result in the emergence of competitors who have larger market shares, customer base, sales forces and product offerings and greater technology marketing expertise than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than us. We may not be able to compete successfully against current and future competitors, or to make technological advances necessary to improve or even maintain our competitive position, or achieve market acceptance for our products.

WE DEPEND ON A LIMITED NUMBER OF KEY PERSONNEL WHO WOULD BE DIFFICULT TO REPLACE, AND IF WE LOSE THE SERVICES OF THESE INDIVIDUALS OR CANNOT HIRE ADDITIONAL QUALIFIED PERSONNEL, OUR BUSINESS COULD BE SERIOUSLY HARMED.

     Our future success also depends in large part on the continued services of our senior management, and key technical and sales personnel. In particular, we are highly dependent on the services of Michael A. Liccardo, our chairman, president and chief executive officer, Lawrence L. Bartlett, our vice president, chief financial officer and secretary, and Richard A. Falcone our vice president of marketing, worldwide sales and business development. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Messrs. Liccardo, Bartlett, or Falcone, or other key personnel could seriously harm our business.

IF WE FAIL TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES AND MULTIPLE EVOLVING STANDARDS THAT CHARACTERIZE THE DIGITAL VIDEO AND NETWORKING MARKET, OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED AND OUR RESULT OF OPERATIONS MAY SUFFER.

     The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. We believe that our future success will depend on our continued ability to maintain expertise in the technologies associated with the Moving Picture Expert Group, or MPEG, and computer network and broadband Internet video applications. Our present products are based on the MPEG standard. Although MPEG has evolved as the de-facto standard for compression and decompression of digital video, other industry standards could replace the current MPEG standard in the future, and this may materially adversely affect our business.

     In addition, we or our competitors may announce new products that have the potential to shorten the life cycle of, or replace, our current products. Such announcements could cause customers not to buy or to defer to buy our products. Similarly, such new products could render our products or technologies non-competitive or obsolete. If we fail to enhance our current products and to introduce new products and features to meet changing customer requirements and evolving industry standards, our results of operations may suffer.


IF WE ARE UNSUCCESSFUL IN IDENTIFYING AND PENETRATING THOSE SEGMENTS OF THE DIGITAL VIDEO MARKET WHICH PROVIDE THE GREATEST OPPORTUNITY FOR GROWTH, OUR BUSINESS WOULD SUFFER.

     Digital video products generally, and video network and broadband Internet video products and technologies specifically, are relatively young and evolving markets. Our future growth will depend on our ability to predict the evolution of these markets as well as new streaming video applications, and to successfully penetrate those markets. Because of the early stage of the development of the digital video market, the demand for, and market acceptance of our products, is subject to a high degree of uncertainty. If we are unsuccessful in identifying and penetrating those segments of the digital video market which provide the greatest opportunity for growth, our business would suffer.

WE MAY ISSUE ADDITIONAL SHARES AND DILUTE YOUR OWNERSHIP PERCENTAGE.

     Some events could result in the issuance of additional shares of our common stock, which would dilute your ownership percentage. We may issue additional shares of common stock:

     -    to raise additional capital or finance acquisitions;

     - upon the exercise or conversion of outstanding options, warrants, convertible notes, convertible debentures or investment options; and

     -    in lieu of obligations owed in cash.

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

     In addition, stock markets have from time to time experienced extreme price and volume fluctuations. These fluctuations have especially affected the stock market price of many technology companies, and, in many cases, are unrelated to the operating performance of the particular companies. We believe that these broad market fluctuations may continue to affect the market price of our common stock.

     With the advent of the Internet, new avenues have been created for the dissemination of information. We do not have control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in our best interest or in the interest of our shareholders. This, in addition to other forms of investment information including newsletters and research publications, could result in significant fluctuations in the market price of our common stock.

     From time to time, there has been limited trading volume with respect to our common stock which is traded in the over-the-counter market on the OTC Bulletin Board, and we cannot make any assurances that there will continue to be a trading market in our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal administrative, marketing, manufacturing and product development facility is located in Palo Alto, California. This facility occupies approximately 22,000 square feet pursuant to a lease which commenced on November 1, 1995 and which will terminate on December 15, 2002. The lease provides for two successive options to extend the lease term, each for a period of five years.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "AMNM." The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each quarterly period since our common stock first began trading in the over-the-counter market in July 2000. From time to time, during the periods indicated, trading activity in our common stock was infrequent. As of May 3, 2002, the closing price of our common stock was $0.39 per share. As of March 19, 2002, there were approximately 168 record holders of our common stock. We believe we have approximately 5,700 beneficial stockholders. The source of the quotes is the Nasdaq Stock Market, Inc.

CALENDAR YEAR 2000                       HIGH BID   LOW BID

Third Quarter 2000 (commencing July 19)  $  10.00   $  0.355
Fourth Quarter 2000                      $   6.00   $   3.00

CALENDAR YEAR 2001                       HIGH BID   LOW BID

First Quarter 2001                       $   3.82   $   1.75
Second Quarter 2001                      $   2.95   $   0.89
Third Quarter 2001                       $   1.69   $   0.41
Fourth Quarter 2001                      $   0.92   $   0.33

CALENDAR YEAR 2002                       HIGH BID   LOW BID

First Quarter 2002                       $   1.72   $   0.52
Second Quarter 2002 (through May 3)      $   0.63   $   0.31


     As of May 3, 2002, there were approximately 18,464,237 shares of common stock issued and outstanding.

OUR DIVIDEND POLICY

     We anticipate that for the foreseeable future, earnings will be retained for the development of our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of our board of directors and will depend on our general business condition.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 2001, we issued and sold to an unaffiliated qualified corporate investor 555,555 shares of our common stock for a total of $200,000 in cash in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

     In December 2001, we issued and sold to an unaffiliated accredited investor a 12% two-year secured convertible debenture in the principal amount of $500,000 convertible at the holder's option at any time into shares of our common stock at the lesser of 70% of the average of the lowest three trading prices of our common stock during the 20 trading day period ending one trading day prior to the date of conversion or $0.385 per share, investment options for the purchase up to $500,000 of our common stock at the same conversion price of the debenture, and warrants exercisable for up to 1,000,000 shares of our common stock at an exercise price equal to the lesser of $0.385 per share or 70% of the average of the lowest three trading prices for our common stock during the 20 days immediately prior to exercise. In connection therewith, as a finders fee, we issued to Bristol Capital, L.L.C. and Alexander Dunham Capital Group, Inc. 10% of the cash proceeds from the debentures issuance and warrants to purchase up to a total of 100,000 shares of our common stock at an exercise price equal to the lesser of $0.385 per share or 70% of the average of the lowest three trading prices for our common stock during the 20 days immediately prior to exercise. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

          We are a Delaware corporation formed in July 1998. We make hardware and software products for the creation, management and transmission of high-quality digital video over computer networks. Our products are distributed worldwide through a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs. Our products are used in diverse applications such as interactive distance learning, corporate training, video content distribution, video surveillance and telemedicine.

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

     On January 30, 2002, we entered into a work out agreement plan with the creditors of Optivision, under which we will pay the creditors of Optivision $0.35 for every $1.00 owed. Under the agreement, the debt will be settled in monthly payment by June 30, 2002.

RESULTS OF OPERATIONS

     Revenues for the year ended December 31, 2001 were $4,095,755, an increase of $521,665 or 14.6% over revenues of $3,574,090 for the year ended December 31, 2000. Revenues increased primarily as a result of the continued growth in enterprise market applications for digital video products. As a part of this growth we saw an increase in foreign sales as the market expands internationally and an increase in sales to defense contractors as a result of the heightened interest in video surveillance following the September 11, 2001 terrorist attacks. During calendar year 2001 and 2000, foreign sales accounted for 15.8% and 14.0% of our total sales, respectively. During calendar year 2001 and 2000, four customers accounted for 52% and 44% of our net revenues, respectively. During 2001, Hughes Network Systems and Glory Group accounted for 25% and 10% of our net revenues, respectively, and during 2000 GTE (Verizon) accounted for 11% of our net revenue.

     Cost of sales for the year ended December 31, 2001 were $2,148,038, a decrease of $229,192 or 9.64% over cost of sales of $2,377,230 for the year ended December 31, 2000. The decrease in cost of sales came from improved materials management that resulted in less scrap and obsolete materials. In addition, manufacturing and product testing process revisions brought new efficiencies that allowed a reduction in manufacturing headcount.

     Research and development expenses were $1,870,630 for the year ended December 31, 2001, an increase of $98,156 or 5.54%, as compared to $1,772,474 for the year ended December 31, 2000. Product development and support during 2001 was increased through the use of outside consultants. Increases in engineering costs will continue with development of new network digital video products.

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

     Interest and other expense, net was $653,071 for the year ended December 31, 2001, an increase of $448,245 or 219%, as compared to $204,816 for the year ended December 31, 2000. The increase was primarily due to accruing interest on shareholder loans and other increases in debt. These interest expenses will continue until such time as the notes are repaid or converted to equity.

     Our net loss for the 2001 fiscal year remained steady, increasing by $12,517, or 0.23%, to a net loss of ($5,432,172) from a net loss of ($5,419,655)
in the comparable 2000 period. This is the result of all of the above operational changes and financing costs.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had cash and cash equivalents of $42,467, a decrease of $166,299 from $214,766 at the end of the year ended December 31, 2000. We also had continuing operating losses for the year ended December 31, 2001 of $5,432,172, and we expect a loss of between $1.3 million and $1.7 million for the first quarter of 2002.

     In October 2001, we received financing that was sufficient to support our working capital requirements through December 2001. In December 2001, we entered into financing agreements with Bristol Investment Fund, Ltd. to provide us with a total of $1,000,000 of financing through the issuance of two tranches of convertible debentures, and up to a further $1,300,000 in financing through the exercise of investment options and warrants. The terms of the financing with Bristol Investment Fund are more fully described in this prospectus in the section entitled "Description of Securities - Convertible Debenture Financing." In January 2001, we received the first tranche of financing from the issuance of $500,000 in principal amount of convertible debentures to Bristol Investment Fund. The proceeds of this financing, together with the proceeds from a new $1,800,000 unit financing in February 2002, are being used to sustain operations and meet existing creditor obligations. We expect to receive the second tranche of the Bristol Investment Fund convertible debenture financing with the issuance of a further $500,000 in principal amount of convertible debenture within ten business days after the effective date of the registration of the shares that are the subject of this offering. Receipt of this additional convertible debenture financing and financing through the exercise of the related investment options and warrants will be critical for us to continue operations through 2002.

     Although we currently expect to break even in 2004, we expect to incur net losses over the next two years of between $4 million and $6 million. So, in order to sustain our operations, finance our growth and achieve our strategic objectives until then, we currently estimate that we will need additional funding of between $4 million and $6 million. Management has implemented measures to increase cash flows through increases in revenue and cost-cutting
measures and is  actively pursuing additional sources of funding.   Financing
transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

     The risk factors described above are not the only ones facing our company and they should be read in conjunction with all other risk factors disclosed in reports filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations.

ITEM 7. FINANCIAL STATEMENTS

     Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-20 of this Report and are incorporated into this
Item 7 by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, age, and position of each of our Directors and executive officers.

NAME                     AGE  POSITION
----                     ---  --------
Michael A. Liccardo       56  President, Chief Executive Officer
                              and Chairman
Lawrence L. Bartlett      62  Chief Financial Officer, Vice President, Secretary
                              and Director
Richard A. Falcone        46  Vice President of Marketing, Worldwide Sales and
                              Business Development
Catherine Palmen          44  Director


     Our executive officers are appointed by, and serve at the pleasure of, our board of directors. There are no family relationships among our directors or executive officers. Our directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Pursuant to our bylaws, the number of directors on our board of directors is fixed at four members.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2001 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with, except that Michael A. Liccardo reported four transactions on a late Form 4, Lawrence L. Bartlett reported four transactions on a late Form 4, and Richard A. Falcone reported three transactions on a late Form 4.

ITEM  10.     EXECUTIVE  COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 1999, 2000 and 2001 to:

     -    Each person who served as our chief executive officer during 2001; and

     - Our other executive officers whose total annual salary and bonus in 2001 exceeded $100,000.

                               SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION (1)    LONG TERM COMPENSATION (1)
                                  ------------------------  ---------------------------

                                                             SECURITIES     ALL OTHER
                                                             UNDERLYING   COMPENSATION
NAME AND PRINCIPAL          YEAR  SALARY ($)(2)  BONUS ($)  OPTIONS (#S)     ($) (3)
--------------------------  ----  -------------  ---------  ------------  -------------
    POSITION
    --------
Michael A. Liccardo         2001        164,680        ---     1,100,000         1,278
  President, Chief          2000        182,148        ---     1,300,000           ---
Executive Officer and       1999        175,014        ---       110,000           ---
Chairman of the Board
(4)
Jason John                  2001            ---        ---           ---           ---
  President, Secretary      2000            ---        ---           ---           ---
and  Chairman of the        1999            ---        ---           ---           ---
Board (5)
Lawrence L. Bartlett        2001        163,414        ---       825,000         1,245
  Chief Financial           2000        185,450        ---       425,000           ---
Officer, Vice President     1999        131,250        ---        30,000           ---
and Secretary (6)
Richard A. Falcone          2001        184,228        ---       740,000           878
  Vice President of         2000        174,538        ---       500,000           ---
Marketing, Worldwide        1999        155,675        ---        49,250           ---
Sales and Business
Development

_________________

(1) Amounts for fiscal year 1999 and 2000 reflect pre-merger compensation awarded, earned or paid for services rendered in all capacities to Optivision, Inc.
(2) Amounts shown include cash and non-cash compensation earned and received by the named executive officers. These officers elected to defer all or a significant portion of their salaries in order that our financial resources be directed toward supporting operations. At the end of 2001, Messrs. Bartlett and Falcone had deferred compensation of approximately $40,000 and $39,800, respectively, all of which was paid in February 2002. At the end of 2001, Mr. Liccardo had deferred compensation of approximately $87,000, a portion of which was paid in the form of 13,695 stock options that were granted and immediately exercised by Mr. Liccardo on January 15, 2002 at the price of $1.20 per share, and the remainder of which will not be paid until our board of directors deems it prudent and such payment will not adversely affect our operations.
(3) Represents the premiums paid by us with respect to term life insurance on the lives of each named executive officer pursuant to which the proceeds are paid to the beneficiaries of each policy.
(4) Mr. Liccardo became our president, chief executive officer and chairman of the board of directors in April 2001.
(5) Mr. John became our president, chairman of the board and secretary and served as the sole director in August 2000, and resigned as director in February 2001 and as chairman of the board, president and secretary in March 2001.
(6) Mr. Bartlett served as our interim president upon the resignation of Mr. John in March 2001 and until Mr. Liccardo was appointed in April 2001.

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

                                             NUMBER OF SECURITIES
                                            UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                       SHARES                    OPTIONS AT             IN-THE-MONEY OPTIONS AT
                      ACQUIRED              DECEMBER 31, 2001 (1)        DECEMBER 31, 2001 (2)
                         ON       VALUE   --------------------------  ----------------------------
NAME                  EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------  --------  --------  -----------  -------------  ------------  --------------
Michael A. Liccardo        ---       ---    1,858,000        730,000  $    122,500  $       59,500
Lawrence L. Bartlett       ---       ---      663,801        636,199        81,886          27,927
Richard A. Falcone         ---       ---      709,039        590,001        65,188          22,313

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information about the beneficial ownership of our common stock, as of May 3, 2002, by:

- each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

-    each of our directors;

-    each of our named executive officers;

- each of the persons who served as our chief executive officer during our fiscal year ended December 31, 2001; and

-    all directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of our common stock subject to options or other convertible securities that are presently exercisable or convertible or exercisable or convertible within 60 days of May 3, 2002 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing shares and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 18,464,237 shares of common stock outstanding as of May 3, 2002.

                                                              NUMBER OF
                                                                SHARES      PERCENTAGE OF
                                                             BENEFICIALLY       SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                       OWNED(7)     OUTSTANDING(7)
-----------------------------------------------------------  -------------  --------------
Michael A. Liccardo (2)                                         13,931,205           44.7%
Lawrence L. Bartlett (3)                                         1,146,305            5.8%
Catherine Palmen (4)                                                 2,000              *
Jason John (5)                                                           0              0
  885 West Georgia Street
  Vancouver, BC V6C 1T2
Richard A. Falcone (6)                                           1,146,306            5.8%
All directors and executive officers as a group (4 persons)     16,225,816           48.5%

______________
* Less than 1%.

(1) Unless otherwise indicated, the address of each of the persons or entities listed in the table is c/o Amnis Systems Inc., 3450 Hillview Avenue, Palo Alto, California 94304.
(2) Includes (a) 2,247,548 shares that may be acquired currently or within 60 days of May 3, 2002 through the exercise of options, and (b) 10,136,905 shares that may be acquired currently through the conversion of a convertible note in the principal amount of $3,547,916.
(3) Includes 780,400 shares that may be acquired currently or within 60 days of May 3, 2002 through the exercise of options.
(4) Includes 2,000 shares that may be acquired currently or within 60 days of May 3, 2002 through the exercise of options.
(5) Mr. John resigned as director in February 2001 and as chairman, president and secretary in March 2001.
(6) Includes 761,326 shares that may be acquired currently or within 60 days of May 3, 2002 through the exercise of options.
(7) Unless otherwise indicated, this prospectus assumes that none of the convertible debentures or the related investment options and warrants have been converted or exercised.

     We are not aware of any arrangements that at a latter date may result in a change in our control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under a November 2001 arrangement with us and subject to certain conditions, we will issue to Richard A. Falcone, our vice president of marketing, worldwide sales and business development, 300,000 shares of our common stock as a bonus if we are acquired by a public company that Mr. Falcone has identified to us.

     In January 2002, we issued to Michael A. Liccardo, our president and chief executive officer and chairman of the board, a convertible note in the principal amount of $3,547,916 in exchange for the cancellation of certain loans (including accrued interest thereon) that Mr. Liccardo had made to us to meet current operating expenses. The note bears interest at 10% per annum and matures on January 14, 2003. Mr. Liccardo may, at any time, elect to convert the note into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price through January 14, 2003, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are incorporated by reference in Item 7 of this Report:

                                                                                          Page
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
Consolidated Balance Sheets, December 31, 2001 and 2000 . . . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations for years ended December 31, 2001 and 2000. . . . .  F-3
Consolidated Statements of Cash Flow for years ended December, 2001 and 2000. . . . . . .  F-4
Statements of Stockholders' Deficit for years ended December 31, 2001 and 2000. . . . . .  F-5
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .  F-6 to F-20


     (a)(2) Exhibits

Exhibit Number  Identification of Exhibit
--------------  -------------------------
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

21.1******      List of Subsidiaries of the Issuer

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

**     Filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and
Exchange Commission on April 2, 2001

***    Filed as an exhibit to the report on Form 8-K filed with the Securities and Exchange
Commission on January 14, 2002

****   Filed as an exhibit to the report on Form 8-K filed with the Securities and
Exchange Commission on March 4, 2002

*****  Filed as an exhibit to the registration statement on Form SB-2 filed with the
Securities and Exchange Commission on March 22, 2002

****** Filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and
Exchange Commission on March 28, 2002

     (b)     Reports on Form 8-K

     On May 1, 2001, we filed a report on Form 8-K, as subsequently amended by a report on Form 8-K/A that we filed on July 2, 2001, in which we announced our merger with Optivision, Inc, a California corporation, and ASI Acquisition, Inc., a California corporation, and we filed the financial statements of the businesses acquired.

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

Date:  May 8, 2002                   AMNIS SYSTEMS INC.
       -----------

                                     By:  /s/  Michael A. Liccardo
                                        -------------------------------------
                                        Michael A. Liccardo
                                        Chairman of the Board, President and
                                        Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 8 , 2002                  By:  /s/  Michael A. Liccardo
       ------------                     --------------------------------------
                                        Michael A. Liccardo
                                        Director and Chairman of the Board,
                                        President and Chief Executive Officer


Date:  May 8, 2002                   By:  /s/  Lawrence L. Bartlett
       -----------                      --------------------------------------
                                        Lawrence L. Bartlett
                                        Director, Vice President,
                                        Chief Financial Officer and Secretary

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $5,432,172 and $5,419,655 in the years ended December 31, 2001 and 2000 respectively, and has a stockholders' deficit of $7,379,620 and $4,279,042 and a working capital deficit of $7,348,697 and $4,824,707 at December 31, 2001 and 2000 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



San  Francisco,  California
February  22,  2002

                                                                                                         AMNIS SYSTEMS INC.

                                                                                                 CONSOLIDATED BALANCE SHEET

===========================================================================================================================
December 31,                                                                                       2001           2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                                         $     48,467   $    214,766
  Accounts receivable, net of allowance for doubtful accounts of $236,000 and $262,725
     for 2001 and 2000, respectively                                                                371,517        634,932
  Note receivable                                                                                   500,000
  Inventories                                                                                       624,056      1,106,649
  Prepaid expenses and other                                                                         82,734         50,236
---------------------------------------------------------------------------------------------------------------------------

    Total current assets                                                                          1,626,774      2,006,583
---------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                                                         1,919,634      2,073,292
  Demonstration equipment                                                                           452,188        459,921
  Furniture and fixtures                                                                            498,796        548,810
  Leasehold improvements                                                                            351,111        351,565
---------------------------------------------------------------------------------------------------------------------------

                                                                                                  3,221,729      3,433,588
  Less:  Accumulated depreciation and amortization                                               (3,069,937)    (3,047,386)
---------------------------------------------------------------------------------------------------------------------------

    Property and equipment, net                                                                     151,792        386,202
---------------------------------------------------------------------------------------------------------------------------

DEBT ISSUE COSTS                                                                                                   140,000

DEPOSITS                                                                                             84,890         93,270
---------------------------------------------------------------------------------------------------------------------------

    Total assets                                                                               $  1,863,456   $  2,626,055
===========================================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Notes payable-WTI                                                                                           $     83,042
  Financing obligations collateralized by accounts receivable                                  $  1,029,283      1,138,598
  Accounts payable - moratorium                                                                   1,561,500      1,575,673
  Accounts payable - other                                                                          932,866        868,808
  Accrued salaries                                                                                  766,286        316,003
  Accrued vacation                                                                                  274,833        259,470
  Accrued interest payable                                                                          381,104         94,269
  Reserve for sales adjustment                                                                                     263,331
  Note payable                                                                                      250,000
  Stockholders' notes payable                                                                     3,309,375      1,572,197
  Deferred rent                                                                                     108,892        199,195
  Deferred revenue                                                                                   59,095         47,819
  Other accrued expenses                                                                            302,237        412,885
---------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                                                     8,975,471      6,831,290

LONG-TERM LIABILITIES:
  Sublease deposits                                                                                  72,800         73,807
  Convertible note payable                                                                          500,000
  Discount on convertible note payable                                                             (305,195)
---------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                                             9,243,076      6,905,097
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 authorized; none outstanding in 2001 and 2000
  Common stock, no par value, 100,000,000 and 20,000,000 shares authorized in 2001 and 2000, respectively; 12,947,082 and 30,536,902 shares
     issued and outstanding in 2001 and 2000, respectively                                            1,295          3,053

  Additional paid-in capital                                                                     12,259,729      9,926,377
  Accumulated deficit                                                                           (19,640,644)   (14,208,472)
---------------------------------------------------------------------------------------------------------------------------

    Total stockholders' deficit                                                                  (7,379,620)    (4,279,042)
---------------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholder's deficit                                                $  1,863,456   $  2,626,055
===========================================================================================================================

See accompanying summary of accounting policies and notes to the financial statements.

                                                             AMNIS SYSTEMS INC.

                                           CONSOLIDATED STATEMENT OF OPERATIONS

===============================================================================

For the Years Ended Ended December 31,         2001                2000
-------------------------------------------------------------------------------
SALES                                    $      4,095,755   $       3,574,090

COST OF GOODS SOLD                              2,148,038           2,377,230
-------------------------------------------------------------------------------

    Gross margin                                1,947,717           1,196,860

OPERATING EXPENSES:
  Research and development                      1,870,630           1,772,474
  Sales and marketing                           2,822,510           2,630,810
  General and administrative                    2,033,688           2,008,415
-------------------------------------------------------------------------------

                                                6,726,828           6,411,699
-------------------------------------------------------------------------------

    Loss from operations                       (4,779,111)         (5,214,839)

OTHER INCOME (EXPENSE)
  Interest expense, net                          (693,071)           (273,923)
  Other, net                                       40,010              69,107
-------------------------------------------------------------------------------

     Total other (expense)                       (653,061)           (204,816)
-------------------------------------------------------------------------------

NET LOSS                                 $     (5,432,172)  $      (5,419,655)
===============================================================================

BASIC AND DILUTIVE LOSS PER SHARE        $          (0.21)  $           (0.18)
===============================================================================

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

                                                      AMNIS SYSTEMS INC.

                                              STATEMENT OF STOCKHOLDERS' DEFICIT

=============================================================================================================================


For the Years Ended December 31, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------

                                                     Convertible
                                                    Preferred Stock             Common Stock        Additional      Total
                                              --------------------------  -----------------------    Paid-In     Accumulated
                                                 Shares        Amount       Shares       Amount      Capital       Deficit
                                              --------------------------------------------------------------------------------
BALANCE - December 31, 1999                       310,073   $ 6,033,241   10,108,211   $    1,011  $   465,732   $ (8,788,817)

  Stock split prior to merger 2.82:1                                      16,944,200        1,694       (1,694)

  Exercise of common stock options                                           107,785           11       23,185

  Issuance of common stock for services                                       50,000            5      106,245

  Conversion of stockholder debt                                           1,333,300          133      499,867

  Purchase of common stock                                                 1,683,333          168    2,799,832

  Conversion of preferred stock                  (310,073)   (6,033,241)     310,073           31    6,033,210

  Net loss                                                                                                         (5,419,655)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                              -             -   30,536,902        3,053    9,926,377    (14,208,472)

  Conversion of debt and accrued interest
     to common stock                                                           4,307                     8,613

  Cancellation of common stock                                           (19,740,000)      (1,974)       1,974

  Conversion of accrued interest to
     common stock                                                            133,378            13     193,490

  Sale of common stock                                                     1,248,889           126   1,415,874

  Issuance of common stock for services                                      663,000            67     325,933

  Exercise of stock options                                                  100,606            10      45,668

  Beneficial conversion feature and warrants
     on issuance of convertible note payable                                                           305,195

  Issuance of common stock options to
     non-employees                                                                                      36,605

  Net loss                                                                                                         (5,432,172)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                              -   $         -   12,947,082   $    1,295  $12,259,729   $(19,640,644)
==============================================================================================================================


                                                 Total
                                              Stockholders'
                                                Deficit
                                              ------------
BALANCE - December 31, 1999                   $(2,288,833)

  Stock split prior to merger 2.82:1

  Exercise of common stock options                 23,196

  Issuance of common stock for services           106,250

  Conversion of stockholder debt                  500,000

  Purchase of common stock                      2,800,000

  Conversion of preferred stock

  Net loss                                     (5,419,655)
----------------------------------------------------------

BALANCE, December 31, 2000                     (4,279,042)

  Conversion of debt and accrued interest
     to common stock                                8,613

  Cancellation of common stock

  Conversion of accrued interest to
     common stock                                 193,503

  Sale of common stock                          1,416,000

  Issuance of common stock for services           326,000

  Exercise of stock options                        45,678

  Beneficial conversion feature and warrants
     on issuance of convertible note payable      305,195

  Issuance of common stock options to
     non-employees                                 36,605

  Net loss                                     (5,432,172)
----------------------------------------------------------

BALANCE, December 31, 2001                    $(7,379,620)
==========================================================

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

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,432,172 and $5,419,655 for the years ended December 31, 2001 and 2000, respectively, and has a working capital deficit of $7,348,697 and $4,824,707 at December 31, 2001 and 2000, respectively.
          These factors raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to year-end, the Company entered into an agreement with its creditors to settle outstanding obligations shown on the balance sheet as "Accounts payable - moratorium" at a rate of $0.35 per dollar outstanding. An original balance of $1,575,673 of accounts payable was subject to this agreement. Since the acceptance of this agreement the Company has paid $50,000 toward the outstanding balance. Also subsequent to year-end, the Company entered into a financing arrangement that will provide funding for operations and payments of obligations (see Note 18). There is no assurance that the Company will be able to achieve successful operations or obtain sufficient financing. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.



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

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

          b.   Use of Estimates in the Preparation of Financial Statements
               -----------------------------------------------------------

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

          c.   Stock-Based Compensation
               ------------------------

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

          d.   Cash and Cash Equivalents
               -------------------------

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

          f.   Property and Equipment
               ----------------------

               Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, which range from two to seven years. Amortization of leasehold improvements is provided on the straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.

          g.   Revenue Recognition
               -------------------

               Revenues  from  product  sales  to  Value  Added Resellers (VAR),
               Original Equipment Manufacturers (OEM), and end users are recognized upon shipment to the customer, whereby risk of loss has been transferred to the customer, the price and terms have been fixed, and no right of return exists. The company further recognizes revenues from warranty contracts on a straight-line basis over the contractual life of the warranty. The unrecognized balance of the warranty is recorded as deferred revenue on the balance sheet.

          h.   Advertising Costs
               -----------------

               The Company expenses all advertising costs, including direct response advertising costs, as they are incurred. There were no significant advertising expenses in 2001 or 2000.

          i.   Loss per Share
               --------------

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

               Basic and diluted loss per share was calculated based upon outstanding common stock and equivalents of 26,364,506 and 29,394,680 for 2001 and 2000, respectively.

          j.   Risks Due to Concentration of Significant Customers
               ---------------------------------------------------

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

          k.   Income Taxes
               ------------

               The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

          l.   Current Pronouncements
               ----------------------

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


                                         Net Sales     Net Loss

          YEAR ENDED DECEMBER 31, 2001
            Amnis                                     $ (362,605)
            Optivision                  $4,095,755    (5,069,567)
          -------------------------------------------------------
                                        $4,095,755   $(5,432,172)
          =======================================================


          YEAR ENDED DECEMBER 31, 2000
            Amnis                                     $ (110,923)
            Optivision                  $3,574,090    (5,308,732)
          -------------------------------------------------------
                                        $3,574,090   $(5,419,655)
          =======================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE  5 - INVENTORY:

          Inventories  consist  of  the  following  at  December  31:


                                                            2001        2000

          Raw materials                                 $ 274,593   $  326,491
          Work-in-process                                 445,490      803,862
          Demonstration inventory                         115,798      125,596
          ---------------------------------------------------------------------
                                                          835,881    1,255,949
          Reserve for inventory obsolescence and
            demonstration inventory refurbishing costs   (211,825)    (149,300)
          ---------------------------------------------------------------------
                                                        $ 624,056   $1,106,649
          =====================================================================


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

          Subsequent to December 31, 2001, one stockholder converted a portion of the notes above, subsequent loans, and accrued interest thereon, totaling $3,547,917, into a convertible note. This convertible note bears interest at 10% per annum, and allows the stockholder to convert the note to common stock at $0.35 per share, subject to adjustment.

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

          Lease  Commitments
          ------------------

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

               The Company subleased a portion of its leased facilities under an operating lease that is scheduled to expire February 2002. Sublease income for 2001 and 2000 was approximately $1,065,000 and $852,000, respectively. These amounts are reflected as a reduction of rent expense on the Statement of Operations.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

          Employment  Agreement
          ---------------------

               The Company has entered into employment agreements with certain key employees with original terms of three years. Minimum future payments under these agreements for the years subsequent to December 31, 2001 are as follows:

                  2002                                 $520,000
                  2003                                  520,000
                  2004                                  173,000
               ------------------------------------------------
                                                      1,213,000
               ================================================


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

          Provision for Contract Costs
          ----------------------------

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

          Stock  option  activity  under  the  Plans  is  as  follows:

                                                                      Weighted
                                                       Number of       Average
                                                        Shares     Exercise Price
Balance, December 31, 2001                             3,826,236   $          0.60
  Granted                                              3,805,300              1.40
  Exercised                                             (100,604)             0.56
  Canceled                                            (1,342,285)             1.31
----------------------------------------------------------------------------------
Balance, December 31, 2001                             6,188,646   $          0.88
==================================================================================

Balance, December 31, 2000                               520,215   $          1.90
  Granted                                              3,325,790              0.50
  Exercised                                               (2,243)             1.40
  Canceled                                               (17,526)             1.70
----------------------------------------------------------------------------------
Balance, December 31, 2000                             3,826,236   $          0.60
==================================================================================

Stock options authorized and available to be granted                     3,304,836
==================================================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

          The following table summarizes information about stock options outstanding at December 31, 2001:

                        Options  Outstanding               Options  Exercisable
               -----------------------------------------  ----------------------
                                Weighted
                                Average        Weighted                 Weighted
Range of                       Remaining       Average                   Average
Exercise         Number       Contractual      Exercise      Number     Exercise
Prices         Outstanding  Life (in years)     Price     Exercisable     Price
0.00 - $1.00    3,380,596              8.77  $     0.40     2,196,555  $    0.40
1.01 - $2.00    2,719,738              9.11        1.39     1,600,040       1.37
2.01 - $3.00       87,500              9.04        3.00        30,110       3.00
3.01 - $4.00          812              4.77        4.00           812       4.00
--------------------------------------------------------------------------------
                6,188,646              8.93  $     0.88     3,827,517  $    0.84
================================================================================

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


                                                 2001          2000
          NET LOSS:
            As reported                      $(5,432,172)  $(5,419,655)
            Pro forma                         (5,543,955)   (5,457,113)
          ======================================================================

          BASIC AND DILUTED LOSS PER SHARE:
            As reported                      $      0.21   $      0.18
            Pro forma                               0.21          0.19
          ======================================================================

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

                                 Weighted
                                  Average        Weighted                 Weighted
Range of                         Remaining       Average                   Average
Exercise           Number       Contractual      Exercise      Number     Exercise
 Prices          Outstanding  Life (in years)     Price     Exercisable     Price
0.000 - $0.001       52,301              4.83  $    0.001        52,301  $   0.001
0.002 - $0.350    1,100,000              7.00  $    0.350     1,100,000  $   0.350
2.250 - $4.250    1,350,000              1.65  $    2.680     1,350,000  $   2.680
----------------------------------------------------------------------------------
                  2,502,301              4.07  $     1.60     2,502,301  $    1.60
==================================================================================


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

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 14 - CONCENTRATION OF CREDIT RISK:

          The Company has identified its financial instruments which are potentially subject to credit risk. These financial instruments consist principally of cash and cash equivalents and receivables (see
          Note  3  j).

          During the year, the Company had significant operating cash and cash equivalents in excess of the federally insured limits.



NOTE 15 - SEGMENT REPORTING

          In the normal course of business, the Company sells its product in various foreign countries. Total sales in foreign countries were as follows for the years ended December 31:


                                               2001      2000

          Hong Kong                          $405,620  $287,397
          Other foreign countries             243,212   213,433
          -----------------------------------------------------
          Total                              $648,832  $500,830
          =====================================================


NOTE 16 - CANCELLATION OF SHARES

          The 19,740,000 shares cancelled on April 1, 2001 were part of a business plan to facilitate the merger dated April 16, 2001. These shares were originally issued in August, 2000 by means of a 2.82:1 split of the common stock of the Company. These shares were granted to a promoter to prepare the Company for a merger. Upon successful completion of the duties of the promoter, all of the promoters shares were relinquished and cancelled.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 17 - INCOME TAXES:

          The net deferred income tax asset consist of the following at December 31:



                                                        2001          2000

          Deferred income tax assets from:
          Federal net operating loss carryforwards  $ 5,989,000   $ 4,215,000
          State net operating loss carryforwards        783,000       551,000
          Cumulative net temporary differences          892,000       803,000
          --------------------------------------------------------------------

                                                      7,664,000     5,569,000
          Valuation allowance                        (7,664,000)   (5,569,000)
          --------------------------------------------------------------------
          Net deferred income tax assets            $         -   $         -
          ====================================================================

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

NOTE 18 - SUBSEQUENT EVENTS:

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

          On January 14, 2002, the Company issued a convertible note in the principal amount of $3,547,916.62 to Mr. Michael A Liccardo, our president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans (including accrued interests thereon) that Mr. Liccardo had loaned to Optivision, Inc. to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to Common stock of the Company at $ 0.35 per share, subject to adjustment.

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