Form 10QSB
period 2002-03-31
AMNIS SYSTEMS INC
filed 2002-05-15
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _________________

Commission File Number:  000-29645

                               AMNIS SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

                       Delaware                                 94-3402831
    (State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                             Identification No.)

                3450 Hillview Avenue, Palo Alto, California 94304
          (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code:  (650) 855-0200

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of May 3, 2002: 18,464,237 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X]  No

                          INDEX TO FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2002 and December
     31, 2001

Unaudited Condensed Consolidated Statement of Operations for the three-month periods ended March 31, 2002 and March 31, 2001

Unaudited Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2002 and March 31, 2001

Notes  to  Unaudited  Consolidated  Financial  Statements

                                                                                                                AMNIS SYSTEMS INC.

                                                                                                        CONSOLIDATED BALANCE SHEET
                                                                                                                       (UNAUDITED)
==================================================================================================================================

                                                                                                   March 31, 2002    Dec 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                                            $       608,890   $      48,467
  Accounts receivable, net of allowance for doubtful accounts
  of $236,000 for 2002 and 2001, respectively                                                              38,879         371,517
  Note Receivable                                                                                               0         500,000
  Inventories                                                                                             656,232         624,056
  Prepaid expenses and other                                                                              308,130          82,734
----------------------------------------------------------------------------------------------------------------------------------

          Total current assets                                                                          1,612,131       1,626,774
----------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Machinery and equipment                                                                               1,894,221       1,919,634
  Demonstration equipment                                                                                 456,648         452,188
  Furniture and fixtures                                                                                  494,700         498,796
  Leasehold improvements                                                                                  351,111         351,111
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        3,196,680       3,221,729

  Less:  Accumulated depreciation and amortization                                                     (3,052,388)     (3,069,937)
----------------------------------------------------------------------------------------------------------------------------------

          Property and equipment, net                                                                     144,292         151,792
----------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                                               84,890          84,890
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  $     1,841,313   $   1,863,456
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Financing obligations collateralized by accounts receivable                                     $       576,832   $   1,029,283
  Accounts payable - moratorium                                                                         1,461,500       1,561,500
  Accounts payable - other                                                                                347,091         932,866
  Accrued Salaries                                                                                        112,220         766,286
  Accrued Vacation                                                                                        200,427         274,833
  Accrued Interest Payable                                                                                 87,364         381,104
  Notes Payable                                                                                                 0         250,000
  Stockholders' notes payable                                                                             105,000       3,309,375
  Convertible notes payable                                                                             3,547,917               0
  Discount on convertible note payable                                                                 (1,862,657)              0
  Deferred rent                                                                                            80,486         108,892
  Deferred revenue                                                                                         39,163          59,095
  Other Accrued Expenses                                                                                  256,990         302,237
----------------------------------------------------------------------------------------------------------------------------------

          Total current liabilities                                                                     4,952,332       8,975,471

LONG-TERM LIABILITIES:
  Sublease deposits                                                                                        72,800          72,800
  Convertible note payable                                                                                500,000         500,000
  Discount on convertible note payable                                                                   (267,045)       (305,195)
----------------------------------------------------------------------------------------------------------------------------------

          Total Liabilities                                                                             5,258,087       9,243,076
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 authorized; none outstanding in March, 2002 and December, 2001
  Common stock, $0.0001 par value:
     Authorized - 100,000,000 shares in Mar. 2002 and Dec. 2001, respectively
     Issued and outstanding - 17,960,414 and 12,947,082 for Mar 2002 and Dec 2001, respectively             1,796           1,295
  Additional Paid-in Capital                                                                           18,329,715      12,259,729
  Accumulated deficit                                                                                 (21,748,287)    (19,640,644)
----------------------------------------------------------------------------------------------------------------------------------

          Total stockholders' deficit                                                                  (3,416,775)     (7,379,620)
----------------------------------------------------------------------------------------------------------------------------------

          Total liabilities and stockholder's deficit                                             $     1,841,313   $   1,863,456
==================================================================================================================================

                                               AMNIS SYSTEMS  INC.

                              CONSOLIDATED STATEMENT OF OPERATIONS

==================================================================

For the First Quarter Ended March 31,       2002          2001
------------------------------------------------------------------
SALES                                   $   246,071   $ 1,333,858

COST OF GOODS SOLD                          287,496       803,192
------------------------------------------------------------------

    Gross margin                            (41,425)      530,666

OPERATING EXPENSES
  Research and development                  175,359       666,017
  Sales and marketing                       440,572       742,565
  General and administrative                721,313       526,428
------------------------------------------------------------------

                                          1,337,244     1,935,010
------------------------------------------------------------------

      Loss from operations               (1,378,669)   (1,404,344)

OTHER INCOME (EXPENSE)
  Interest expense, net                    (769,457)     (183,058)
  Other, net                                 42,083        42,489
------------------------------------------------------------------

      Total other (expense)                (727,374)     (140,569)
------------------------------------------------------------------

  Income Tax                                 (1,600)

NET LOSS                                $(2,107,643)  $(1,544,913)
==================================================================

BASIC AND DILUTIVE LOSS PER SHARE       $     (0.14)  $     (0.23)
==================================================================

                                                                                     AMNIS SYSTEMS INC.

                                                                   CONSOLIDATED STATEMENT OF CASH FLOWS

=======================================================================================================

For the Quarter Ended March 31,                                                  2002          2001
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(2,107,643)  $(1,544,913)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Stock options for services                                                   277,751             0
    Interest expense exchanged for stock                                          25,890
    Interest expense exchanged for debt                                          343,542
    Employee salaries exchanged for stock                                        325,429
    Depreciation and amortization                                                 14,599       113,597
    Amortization of discount on note payable                                     659,036
    Loss on disposal of property and equipment                                     1,627             0
    Provision for doubtful accounts                                                    0        37,650
    Provision for excess and obsolete inventories                                 12,254       282,620
  Decrease (increase) in accounts receivable                                     332,638      (410,319)
  Increase in inventories                                                        (44,430)     (189,872)
  Decrease (increase) in prepaid expenses and other assets                      (225,396)       30,039
  Decrease in debt issue costs                                                         0       140,000
  Decrease in accounts payable moratorium                                       (100,000)      (14,173)
  Decrease in accounts payable                                                  (585,775)     (439,920)
  Increase (decrease) in accrued salaries                                                        9,841
  Decrease in accrued vacation                                                   (74,406)      (27,994)
  Increase (decrease) in accrued interest                                       (293,740)      241,725
  Increase in reserve for sales adjustment                                             0       250,471
  Decrease in deferred rent                                                      (28,406)            0
  Decrease in deferred revenue                                                   (19,932)       22,823
  Decrease in other accrued liabilities                                          (45,247)      260,560
-------------------------------------------------------------------------------------------------------

     Net cash used in operating activities                                    (1,532,209)   (1,237,865)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (8,726)      (26,687)
-------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                                        (8,726)      (26,687)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                         0       888,027
  Proceeds from financing obligations collateralized by accounts receivable      763,280       465,167
  Payments on financing obligations collateralized by accounts receivable     (1,215,731)     (465,122)
  Proceeds from issuance of common stock                                       2,236,265         7,047
  Costs incurred to secure capital                                              (182,456)
  Proceeds from note receivable                                                  500,000             0
  Proceeds from notes payable                                                          0       250,000
  Payment on notes payable                                                             0       (83,042)
  Payment on capital lease obligation                                                  0          (571)
-------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities                       2,101,358     1,061,506
-------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                  560,423      (203,046)

CASH AND CASH EQUIVALENTS, beginning of year                                      48,467       214,766
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                     $   608,890   $    11,720
=======================================================================================================

NON CASH INVESTING AND FINANCING ACTIVITIES:
  Stock options issued for services                                              277,751             0
  Accrued salaries exchanged for common stock                                    979,495             0
  Debt and accrued interest exchanged for common stock                           275,890             0
  Convertible note payable and interest in exchange for note payable           3,547,917             0
  Discount on convertible note payable                                         2,483,542             0
=======================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                 $     2,400   $         0
  Cash paid for interest                                                     $   101,147   $    53,018
=======================================================================================================

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                   The  accompanying  unaudited  interim
                                   consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. All adjustments for the first quarter ended March 31, 2002 were of a recurring nature. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended December 31, 2001 and 2000, with the Securities and Exchange Commission.

                                   It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 1  DESCRIPTION OF COMPANY     Amnis  Systems  Inc., a Delaware consolidated
                                   corporation, makes hardware and software products for the creation, management and transmission of compressed high-quality digital video over broadband computer networks. Our products are distributed worldwide through a network of value added resellers, or VARs, system integrators and original equipment manufactures, or OEMs. Our products are used in diverse applications such as interactive distance learning, corporate training, video content distribution, video surveillance and telemedicine.

NOTE 2  GOING CONCERN              We  are subject to a number of business risks
                                   affecting companies at a similar stage of development, including competition from companies with greater resources and alternative technologies, the ability to obtain financing to fund future operations, dependence on new product introductions in a rapidly changing technological environment, dependence on a limited number of customers, dependence on key employees and the ability to attract and retain additional qualified personnel.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)
================================================================================

NOTE 2  GOING CONCERN              The  accompanying  financial  statements have
        (CONTINUED)                been  prepared assuming that the Company will
                                   continue  as  a  going  concern.  The
                                   stockholders' equity of the Company, after the April 16, 2001 merger with Optivision,
                                   Inc. (Optivision), has resulted in a substantial deficit that is compounded by its working capital deficit of $3,340,202 at March 31, 2002 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3  SUMMARY OF SIGNIFICANT     PRINCIPLES OF CONSOLIDATION
        ACCOUNTING  POLICIES
                                   The financial statements include the accounts of Amnis Systems Inc. and its wholly-owned subsidiary Optivision, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                   RISKS DUE TO CONCENTRATION OF SIGNIFICANT CUSTOMERS

                                   Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During 2001 and 2000, our top four customers accounted for 52% and 44% of our net revenues, respectively. Additionally, as of December 31, 2001 and 2000, approximately 44% and 45%, respectively, of our accounts receivable were concentrated with five customers. During the three months ended March 31, 2002, Optivision's top five customers accounted for 58% of our net revenues and during the three months that ended March 31, 2001, three customers accounted for 78% of net revenues. As of March 31, 2002, approximately 71% of our accounts receivable were concentrated with seven of our customers.

                                   INVENTORIES

                                   Inventories are stated at the lower of cost (first-in, first-out) or market. Provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at March 31, 2002. Due to competitive and market pressures, it is reasonably possible that estimates could change in the future. Inventories consist of the following:

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)
================================================================================

NOTE 3 SUMMARY OF SIGNIFICANT      INVENTORIES (CONTINUED)
       ACCOUNTING  POLICIES
       (CONTINUED)                 Raw Materials                   $    262,067
                                   Work-in-process                      499,339
                                   Demonstration Inventory              118,905
                                   ---------------------------------------------

                                                                        880,311
                                   Reserve for inventory obsolescence
                                     and demonstration inventory
                                     refurbishing costs                (224,079)
                                   ---------------------------------------------

                                                                   $     656,232
                                   =============================================

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

NOTE 4  ACCOUNTS  PAYABLE-         On  January  30,  2002,  we  successfully
        MORATORIUM                 negotiated a work-out agreement plan with the
                                   creditors of Optivision Inc., under which the Company will pay the creditors of Optivision
                                   Inc. $0.35 for every $1.00 owed on debt listed on the balance sheet as Accounts
                                   Payable-moratorium. As of the date of this report, the Company was current with all payments under the agreement. Per the agreement, the debt is to be settled in monthly payments by June 30, 2002.


NOTE 5  CONVERTIBLE  NOTES         On  January  14,  2002, the  Company  issued
        PAYABLE                    a convertible note in the principal amount of
                                   $ 3,547,917 to Mr. Michael A. Liccardo, our president, chief executive officer, and chairman of the board of directors, in exchange for the cancellation of certain loans (including accrued interests thereon) that Mr. Liccardo had made to Optivision Inc.
                                   to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to Common stock of the Company at $ 0.35 per share, subject to adjustment.

                                   Since there are multiple components of the debenture, value was added to each component (Conversion feature and Debenture) based on their respective values. A discount on the debenture was calculated by the difference between the purchase price of the conversion and the current trading price of the stock. The total discount is $ 2,483,542 and will be amortized over the maturity of the debenture. The carrying value of this debenture approximates its fair value.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)
================================================================================

NOTE 6  LOSS PER SHARE             The basic loss per share was calculated based
                                   on a weighted average number of shares outstanding of 15,400,188 and 6,782,719 at
                                   March 31, 2002 and 2001, respectively. Since we have a loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrrants, convertible debt and other common stock equivalents would be anti-dilutive.

NOTE 7  FINANCING                  In February 2002, we issued and sold to three
                                   qualified investors a total of 225,000 units, each unit consisting of ten shares of our common stock, subject to adjustment, and one warrant to purchase three shares of our common stock at an exercise price of $ 0.90 per share, subject to adjustment, for a total of $ 1,800,000.

                                   In February 2002, we issued 10,000 shares of our common stock to a corporate service provider for the engagement of the service provider for certain services to be rendered to us over a three month period.

                                   In March 2002, we issued and sold to a corporate investor 275,890 shares of our common stock at $ 1.00 per share in exchange for the cancellation of certain loans that the investor had made to us (including all accrued interest thereon).

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

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below in addition to the other information set forth herein.

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

RESULTS OF OPERATIONS

     Our revenues for the three months ended March 31, 2002 decreased to $246,071 from $1,333,858 for the three months ended March 31, 2001, due to delayed decision-making late in our sales cycle that postponed several large deals beyond our first quarter of 2002.

     As a result of converting certain notes payable to convertible debenture our net loss of $2,107,643 for the three months ended March 31, 2002 increased by 36 % over the prior year first quarter loss of $1,544,913.

     Although cost of goods sold decreased from $803,192 for the three months ended March 31, 2001 compared to $287,496 for the three months ended March 31, 2002, we experienced a negative gross margin since revenues were not sufficient to cover our manufacturing overhead.

     Research and development expenses were $175,359 for the three months ended March 31, 2002 as compared to $666,017 for the three months ended March 31, 2001, a decrease of 280%. This decrease is in line with cost reductions necessary as a result of the economic slowdown and our revenue slowdown. We do expect modest increases in future quarters to support development of the new network digital video products.

     Sales and marketing expenses for the three months ended March 31, 2002 were $440,572 as compared to $742,565 for the three months ended March 31, 2001, a decrease of 68.5%. Again, this decrease is consistent with cost reductions necessary as a result of the economic slowdown and our revenue slowdown. We do however expect quarterly expenses to increase in light of our stronger emphasis on trade show activity and increases in our sales organization.

     General and administrative costs were $721,313 for the three months ended March 31, 2002 as compared to $526,428 for the three months ended March 31, 2001, an increase of $194,885 due to a non-cash charge of $196,800 for consulting contracts services.

     Interest and other expense, net was $727,374 for the three months ended March 31, 2002 as compared to $140,569 for the three months ended March 31, 2001. Higher non cash interest expense amounting to $659,036 resulted from the convertible notes issued by Optivision, Inc. being converted by the terms of the notes into equity on the effectiveness of the merger between Optivision and us on April 16, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2002, we had cash and cash equivalents of $608,890. We currently have no material commitments other than those under our operating lease arrangements.

     Our negative working capital position improved by more than $4 million in the first quarter of 2002. This was due to approximately $1.8 million in new financing which was received during this quarter. Working capital also improved due to the cancellation of $938,424 in cash compensation owed to our employees in exchange for the issuance of options to purchase shares of our common stock and converting $ 3,204,375 of shareholder loans plus accrued interests of $ 343,542 to convertible debenture. In addition, we cancelled a note for $250,000 and all accrued interest thereon in exchange for shares of our common stock, which also strengthened our balance sheet. We also continue to reduce our debt to our moratorium creditors in accordance with a workout agreement plan under which we will pay the creditors of Optivision $0.35 for every $1.00 owed by June 30, 2002.

     We will require additional funding to maintain operations and finance growth to achieve our strategic objectives over the next 12 months. Our management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund operations.

     Subject to certain terms and conditions, we will receive an additional investment of $500,000 in the form of a 12% secured convertible debenture upon the declaration of effectiveness of the registration statement on Form SB-2 that we filed with the Securities and Exchange Commission on March 22, 2002 and may receive up to an additional $1.4 million from investment options and warrants for the purchase of our common stock.

RISK  FACTORS

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


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

     The company is not a party to any pending legal proceedings nor is its property subject to any pending legal proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 14, 2002, we issued a convertible note in the principal amount of $3,547,916.62 to Michael A. Liccardo, our president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans (including all accrued interest thereon) that Mr. Liccardo had made to us to meet current operating expenses. The note bears interest at 10% per annum and matures on January 14, 2003. At any time, Mr. Liccardo may elect to convert the note into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price through January 14, 2003, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like.

     In February 2002, we issued and sold to three qualified investors a total of 225,000 units, each unit consisting of ten shares of our common stock, subject to adjustment, and a warrant to purchase three shares of our common stock at an exercise price of $0.90 per share, subject to adjustment, for a total of $1,800,000.

     In February 2002, we issued 10,000 shares of our common stock to a corporate service provider for the engagement of the service provider for certain services to be rendered to us over a three month period.

     In March 2002, we issued and sold to a corporate investor 275,890 shares of our common stock at $1.00 per share in exchange for the cancellation of certain loans that the investor had made to us (including all accrued interest thereon).


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     4.01*     Form of Convertible Note dated as of January 14, 2002 issued by the Issuer to Michael A. Liccardo.

*Filed as an exhibit to the report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2002.

     (b)  Reports on Form 8-K

     On January 14, 2002, we filed a report on Form 8-K announcing the issuance of a convertible debenture in the principal amount of $500,000, investment options for the purchase up to $500,000 of our common stock, and warrants exercisable for up to 1,000,000 shares of our common stock in a private financing arranged by Bristol DLP, LLC.

     On March 4, 2002, we filed a report on Form 8-K announcing the issuance of $1,800,000 in designated units of common stock and warrants to three investors in a private placement transaction.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2002                  AMNIS SYSTEMS INC.

                                     By:  /s/  Lawrence L. Bartlett
                                        -----------------------------------
                                        Lawrence L. Bartlett
                                        Vice President, Secretary and
                                        Chief Financial Officer