Form 10KSB/A
period 2001-12-31
AMNIS SYSTEMS INC
filed 2002-07-26
CIK 1069389

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

Issuer's revenues for its most recent fiscal year:  $2,363,829.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 19, 2002, was $6,962,169.

The number of shares outstanding of each of the issuer's classes of common equity as of July 19, 2002 was 48,014,957 shares.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.. . . . . . . . . . . . . . . . . .     3
ITEM 2.     DESCRIPTION OF PROPERTY.. . . . . . . . . . . . . . . . . .    14
ITEM 3.     LEGAL PROCEEDINGS.. . . . . . . . . . . . . . . . . . . . .    14
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .    14

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.. . . . . . . . . . . . . . . . . . . .    15
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION.. . . . . . . . . . . . . . . . . . . . . . . . .    16
ITEM 7.     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .    21
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.. . . . . . . . . . . .    21

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . . .    22
ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .    24
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . .    32
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . .    34
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .    34

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

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

                                  OUR BUSINESS


     We were formed on July 29, 1998. On April 16, 2001, we merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as an acquisition under the purchase method of accounting.

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

     Optivision's research and development expenditures were approximately $1.9 million and $1.8 million for fiscal years ended December 31, 2001 and December 31, 2000, respectively.

TRADEMARKS

     We have registered "Optivision," "High Speed Quad," "MPEG Studio" and "Optivideo" as registered trademarks. In addition, the names "NAC," "VS-Pro," "LiveMap," "LivePlayer," "mpegNet," "mpegStudio Pro" and "ScaleWare" are our trademarks.

PROPRIETARY  RIGHTS

     We have one U.S. patent issued by the U.S. Patent and Trademark Office in the area of digital video coding, which we believe currently provides no competitive advantage to us in our current markets. Many participants in the digital video market have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. We expect that companies will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Responding to such claims, regardless of merit, could cause product shipment delays or require us to enter into royalty or licensing arrangements to settle such claims. Any such claims could also lead to time-consuming, protracted and costly litigation, which would require significant expenditures of time, capital and other resources by our management. Moreover, we cannot be sure that any necessary royalty or licensing agreement will be available or that, if available, such agreement could be obtained on commercially reasonable terms.

CUSTOMERS

     Our products are used by corporations, government agencies, educational institutions, healthcare institutions and other institutions with broadband computer networks, that require high quality streaming video for such applications as interactive distance learning, corporate training, video content distribution, video surveillance, and telemedicine.

     Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. During calendar year 2001, five customers accounted for 48% of our net revenues and during 2000 four customers accounted for 44% of Optivision's net revenues. During 2001, Hughes Network
Systems and Glory Group accounted for 25% and 10% of our net revenues, respectively, and during 2000 GTE (Verizon) accounted for 11% of Optivision's net revenues. Our customers purchase our hardware and software products on an as needed basis by issuing purchase orders directly to us. Customers of system integrator and value added resellers are extended a purchase price discount based on mutual negotiation and agreement which is typically based on total volume of business over a 12 month period or for a specific order and delivery schedule. Generally, consistent with industry practice in our market, our customers do not sign long term contracts with committed purchase volume.

EMPLOYEES

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

OUR RECURRING OPERATING LOSSES, STOCKHOLDERS' DEFICIT, WORKING CAPITAL DEFICIT AND NEGATIVE CASH FLOW FROM OPERATIONS CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OUR BUSINESS.

     We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2001 and 2000, respectively, in which our auditors have included explanatory paragraphs indicating that our recurring net losses, stockholders' deficit; working capital deficit and negative cash flow from operations cause substantial doubt about our ability to continue as a going concern. If our recurring operating losses, stockholders' deficit, working capital deficit and negative cash flow from operations continue, our business could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES, AND WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, WE WILL HAVE TO CURTAIL OUR OPERATIONS.

     As of this date, we have generated limited revenues and incurred significant losses. As of December 31, 2001 and March 31, 2002, we had an accumulated deficit of approximately $21,797,659 and $23,905,302, respectively. For the year ended December 31, 2001 and for the first quarter ended March 31, 2002, our consolidated net losses were $21,684,606, which includes $17,877,694 of goodwill amortization and impairment adjustments, and $2,107,643, respectively. We have never been profitable and continue to incur losses from operations. We expect to incur net losses over the next two years of between $4 million and $6 million in total. We may never generate sufficient revenue, income and cash flows to support our operations. Our future revenues could decline by reason of factors beyond our control such as technological changes and developments, downturns in the economy and decreases in demand for digital video networking and broadband Internet products. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may decline.

     We currently expect to reach break even in 2004. So, in order to sustain our operations until then, we currently estimate that we will need additional funding of between $4 million and $6 million in total. However, our capital requirements will depend on many factors, including, for example, acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects, general economic conditions, and the status and timing of competitive developments. To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we will continue to need to raise additional capital.

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

     We use a network of value added resellers, or VARs, consisting primarily of system integrators and original equipment manufacturers, or OEMs, to assist with the marketing of our products and installation and servicing of our streaming video network products. Some of these value added resellers, system integrators and original equipment manufacturers are important customers representing a substantial portion of our revenues. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During 2001, five customers accounted for 48% of our net revenues. As of December 31, 2001 approximately 44% of our accounts receivable were concentrated with five customers.

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

WE ARE OBLIGATED TO ISSUE ADDITIONAL SHARES AND MAY ISSUE FURTHER SHARES AND DILUTE YOUR OWNERSHIP PERCENTAGE.

     We are obligated to issue additional shares of our common stock pursuant to certain agreements for the following financings which will dilute your ownership percentage:

     - In December 2001, we entered into a financing agreement with Bristol Investment Fund, Ltd. for the issuance of a total of $1,000,000 in principal amount of convertible debentures that are convertible into shares of our common stock at a floating conversion price, investment options to purchase shares of our common stock at the applicable conversion price for each share of common stock issued upon conversion of the debentures, and warrants to purchase up to 1,100,000 shares of our common stock at a floating exercise price. Due to the floating conversion rate, we do not know the exact number of shares that we will have to issue upon conversion of the debentures and exercise of the investment options. As of July 19, 2002, assuming full conversion of all convertible debentures and exercise of all related investment options and warrants, we would have to issue to Bristol Investment Fund, Ltd. and others up to approximately 25,200,000 shares of our common stock.

     - In February 2002, we entered into financing agreements with Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership. Under these financing agreements, as amended in June 2002, we sold a total of 187,500 units at a purchase price of $8.00 per unit, each unit consisting of 21 shares of common stock, subject to adjustment pursuant to exercise of the related reset option, and one warrant to purchase three shares of our common stock at an exercise price of approximately $0.13 per share, also subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of our capital stock and the like. Due to the floating exercise feature of the reset options, we do not know the exact number of shares that we will have to issue upon exercise of the reset options. As of July 19, 2002, assuming full exercise of all reset options and related warrants, we would have to issue to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership up to approximately 15,000,000 shares of our common stock.

     - In February 2002, we entered into a financing agreement with a non-U.S. person for a total of 37,500 units, each unit consisting of ten shares of our common stock, subject to adjustment pursuant to exercise of the related reset option, and a warrant to purchase three shares of our common stock at an exercise price of $0.90, subject to such customary adjustment for stock splits, combination or reclassification of our capital stock and the like. As the number of shares issuable upon exercise of the reset option depends on the closing bid price of our common stock during a 30-day period prior to exercise, we do not know the exact number of shares that we will have to issue upon exercise of the reset option. As of July 19, 2002, assuming exercise of the reset option and warrants, we would have to issue up to approximately 2,825,000 shares of our common stock.

     - In June 2002, we sold to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership two convertible notes in the aggregate principal amount of $450,000 and warrants to purchase up to 135,000 shares of our common stock at an exercise price of approximately $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of our capital stock and the like. Due to the floating conversion rate, we do not know the exact number of shares that we will have to issue upon conversion of the notes. As of July 19, 2002, assuming full conversion of all convertible notes and exercise of all related warrants, we would have to issue to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership up to approximately 5,600,000 shares of our common stock.

     In addition, some events could result in the issuance of additional shares of our common stock, which would further dilute your ownership percentage. We may issue additional shares of common stock:

     -    to raise additional capital or finance acquisitions;
     - upon the exercise or conversion of outstanding options, warrants and convertible notes (other than the convertible notes, the reset options and warrants issued to the selling security holders, and the convertible debentures, investment options, reset options and warrants described above); and
     -    in lieu of obligations owed in cash.

     As of July 19, 2002, other than the convertible notes, reset options, convertible debentures, investment options and warrants described above, there were outstanding warrants to acquire a total of 3,185,000 shares of common stock, outstanding options to acquire a total of 6,108,450 shares of common stock, and outstanding promissory notes convertible into a total of 21,431,304 shares of common stock. In total, these shares would represent approximately 40% of our total outstanding common stock.

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

     With the advent of the Internet, new avenues have been created for the dissemination of information. We do not have control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in our best interest or in the interest of our stockholders. This, in addition to other forms of investment information including newsletters and research publications, could result in significant fluctuations in the market price of our common stock.

     From time to time, there has been limited trading volume with respect to our common stock which is traded in the over-the-counter market on the OTC Bulletin Board, and a trading market in our common stock may not continue.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     Our principal administrative, marketing, manufacturing and product development facility is located in Palo Alto, California. This facility occupies approximately 22,000 square feet pursuant to a lease which commenced on November 1, 1995 and which will terminate on December 15, 2002. The lease provides for two successive options to extend the lease term, each for a period of five years. Our landlord has agreed to meet with us at the end of July 2002 to negotiate lease renewal and payment of approximately $200,000 of past due amounts.

ITEM  3.     LEGAL  PROCEEDINGS

     From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "AMNM." The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each quarterly period since our common stock first began trading in the over-the-counter market in July 2000. From time to time, during the periods indicated, trading activity in our common stock was infrequent. As of July 19, 2002, the closing price of our common stock was $0.145 per share. As of March 19, 2002, there were approximately 168 record holders of our common stock. We believe we have approximately 7,000 beneficial stockholders. The source of the quotes is The Nasdaq Stock Market, Inc.

CALENDAR YEAR 2000                       HIGH BID   LOW BID

Third Quarter 2000 (commencing July 19)  $  10.00   $  0.355
Fourth Quarter 2000                      $   6.00   $  3.00

CALENDAR YEAR 2001                       HIGH BID   LOW BID

First Quarter 2001                       $   3.82   $  1.75
Second Quarter 2001                      $   2.95   $  0.89
Third Quarter 2001                       $   1.69   $  0.41
Fourth Quarter 2001                      $   0.92   $  0.33

CALENDAR YEAR 2002                       HIGH BID   LOW BID

First  Quarter  2002                     $   1.72   $  0.52
Second Quarter  2002                     $   0.63   $  0.10
Third  Quarter  2002 (through July 19)   $   0.17   $  0.115

     As of July 19, 2002, there were approximately 48,014,957 shares of common stock issued and outstanding.

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

     In December 2001, we issued and sold to an unaffiliated accredited investor a 12% two-year secured convertible debenture in the principal amount of $500,000 convertible at the holder's option at any time into shares of our common stock at the lesser of 70% of the average of the lowest three trading prices of our common stock during the 20 trading day period ending one trading day prior to the date of conversion or $0.385 per share, investment options for the purchase up to $500,000 of our common stock at the same conversion price of the debenture, and warrants exercisable for up to 1,000,000 shares of our common stock at an exercise price equal to the lesser of $0.385 per share or 70% of the average of the lowest three trading prices for our common stock during the 20 days immediately prior to exercise. In connection therewith, as a finders fee, we issued to Bristol Capital, L.L.C. and to Alexander Dunham Capital Group, Inc. 10% of the cash proceeds from the debentures issuance and warrants to purchase up to a total of 100,000 shares of our common stock at an exercise price equal to the lesser of $0.385 per share or 70% of the average of the lowest three trading prices for our common stock during the 20 days immediately prior to exercise. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

GENERAL

     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate and that apply to an investment in our common stock, please read "Risk Factors."

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

RECENT  DEVELOPMENTS

     On June 25, 2002, we amended our certificate of incorporation to increase the total number of shares which we are authorized to issue to 420,000,000 shares, of which 400,000,000 shares will be common stock, each having a par value of $0.0001, and 20,000,000 shares will be preferred stock, each having a par value of $0.0001.

RESULTS  OF  OPERATIONS

     On April 16, 2001, we merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as an acquisition under the purchase method of accounting. As a result of the merger, Optivision became our wholly-owned subsidiary.

     The accompanying historical consolidated financial statements and notes for the year ended December 31, 2000 reflect only the financial results of Amnis Systems Inc., since the merger between Amnis Systems and Optivision did not take place until April 16, 2001. As a result, Amnis Systems' 2000 historical operating results and financial condition are not comparable to 2001 because of the merger. Accordingly, in order to enhance comparability and make an analysis of 2001 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon unaudited pro forma financial information for 2000 as if the merger had occurred on January 1, 2000. Unaudited pro forma Consolidated Statements of Operations for each period are inserted at the beginning of the section as a reference for the discussion.

     The unaudited pro forma comparisons of the Consolidated Statements of Operations have been derived from, and should be read in conjunction with, our historical financial statements, including the notes thereto. The unaudited pro forma comparisons of the Consolidated Statements of Operations are presented for informational purposes only and are not necessarily indicative of our financial position or results of operations that would have occurred had the merger been consummated as of the date indicated. In addition, the unaudited pro forma comparisons of the Consolidated Statements of Operations are not necessarily indicative of our future financial condition or operating results.

2001  Compared  to  2000

   UNAUDITED PRO FORMA COMPARISON OF THE CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended December 31,        2001          2000
--------------------------------------------------------------

SALES                               $ 4,095,755   $ 3,574,090
COST OF GOODS SOLD                    2,148,038     2,377,230
--------------------------------------------------------------

    Gross margin                      1,947,717     1,196,860
OPERATING EXPENSES:
  Research and development            1,870,630     1,772,474
  Sales and marketing                 2,822,510     2,630,810
  General and administrative          2,033,688     2,008,415
--------------------------------------------------------------

                                      6,726,828     6,411,699
--------------------------------------------------------------

    Loss from operations             (4,779,111)   (5,214,839)

OTHER INCOME (EXPENSE)
  Interest expense, net                (693,071)     (273,923)
  Other, net                             40,010        69,107
--------------------------------------------------------------
     Total other (expense)             (653,061)     (204,816)
--------------------------------------------------------------

NET LOSS                            $(5,432,172)  $(5,419,655)
==============================================================

BASIC AND DILUTIVE LOSS PER SHARE   $     (0.21)  $     (0.18)
==============================================================


     Revenues for 2001 were $4,095,755, an increase of $521,665, or 14.6%, over revenues of $3,574,090 for 2000. Revenues increased primarily as a result of the continued growth in enterprise market applications for digital video products. As a part of this growth, we saw an increase in foreign sales, as the market expands internationally, and an increase in sales to defense contractors as a result of the heightened interest in video surveillance following the September 11, 2001 terrorist attacks. During calendar year 2001 and 2000, foreign sales accounted for 15.8% and 14.0% of our total sales, respectively. During calendar year 2001 and 2000, four customers accounted for 52% and 44% of our net revenues, respectively. During 2001, Hughes Network Systems and Glory Group accounted for 25% and 10% of our net revenues, respectively, and during 2000 GTE (Verizon) accounted for 11% of our net revenue. (Historical revenues for the years ended December 31, 2001 and 2000 were $2,363,879 and $0.00, respectively).

     Cost of goods sold for 2001 were $2,148,038, a decrease of $229,192, or 9.64%, over cost of sales of $2,377,230 for 2000. The decrease in cost of goods sold came from improved materials management that resulted in less scrap and obsolete materials. In addition, manufacturing and product testing process revisions brought new efficiencies that allowed a reduction in manufacturing headcount. (Historical cost of sales for the year ended December 31, 2001 were $1,148,581).

     Research and development expenses were $1,870,630 for 2001, an increase of $98,156 or 5.54%, as compared to $1,772,474 for 2000. Product development and support during 2001 was increased through the use of outside consultants. Increases in engineering costs will continue with development of new network digital video products. (Historical research and development expenses for the year ended December 31, 2001 were $1,090,844).

     Sales and marketing expenses for the full year ended December 31, 2001 were $2,822,510, an increase of $191,700, or 7.29%, as compared to $2,630,810 for the year ended December 31, 2000. In 2001, we increased our marketing effort with more trade show activity and increased travel expenditure. This trend is expected to continue. (Historical sales and marketing expenses for the year ended December 31, 2001 were $1,953,667).

     General and administrative costs were $2,033,688 for the year ended December 31, 2001, an increase of $25,273 or 1.26%, as compared to $2,008,415 for the year ended December 31, 2000. This is primarily due to the cost of acquiring Optivision's operations in April 2001 and meeting regulatory reporting requirements. Increases were offset by decreased expenditures necessitated by our revenue slowdown. (Historical general and administrative expenses for the year ended December 31, 2001 were $1,478,616).

     As a part of purchase accounting, Optivision on the date of acquisition recorded goodwill in the amount of $17,877,694. A five year amortization was adopted and $1,638,789 amortization was recorded for the period through September 30, 2001. At September 30, 2001 a review of the carrying value of the goodwill was performed. It was concluded that because of significant negative industry and economic trends affecting both our current operation and expected future sales after the terrorism events of September 11, 2001, and the decline in market conditions within our industry was significant, that the carrying value was zero. Thus, we recorded an impairment adjustment of $16,328,905. (See Financial Statement note 4).

     Interest and other expense, net was $653,061 for 2001, an increase of $448,245 or 219%, as compared to $204,816 for 2000. The increase was primarily due to accruing interest on shareholder loans and other increases in debt. These interest expenses will continue until such time as the notes are repaid or converted to equity. (Historical other income (expenses) in 2000 was $0.0).

     Our net loss for 2001 remained steady, increasing by $12,517, or 0.23%, to a net loss of ($5,432,172) from a net loss of ($5,419,655) in the comparable 2000 period. This is the result of all of the above operational changes and financing costs. (Historical net loss for the year ended December 31, 2001 was $21,684,606, which includes the goodwill amortization and goodwill impairment adjustment mention above and in note 17 to the Financial Statements.)

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2002, we had cash and cash equivalents of $608,890 compared to $48,467 at December 31, 2001. During the three months ended March 31, 2002, our negative working capital position improved by over $3 million primarily due to the receipt of proceeds from the issuance of the first tranche of $500,000 in principal amount of convertible debentures from Bristol Investment Fund, Ltd., the receipt of proceeds from a $1.8 million unit financing in February 2002, the reduction of past due and accrued salary due employees of approximately $990,000 through the issuance of stock options, and the conversion of a $250,000 note payable together with accrued interest thereon into shares of our common stock. In June 2002, our balance sheet was further strengthened with the receipt of proceeds from the issuance of $450,000 in principal amount of convertible notes and the elimination of approximately $3.2 million in debt with the final payment under a work out agreement with the creditors of Optivision which resulted in the forgiveness of approximately $1.1 million of debt, the conversion of $2,050,000 in principal amount of a convertible note by Mr. Liccardo, our president, chief executive officer and chairman of the board, into shares of our common stock.

     In December 2001, pursuant to a financing agreement between us and Bristol Investment Fund Ltd. for a total of $1,000,000 of convertible debentures and up to $1,385,000 of investment options and warrants, we received a first tranche of financing through the issuance of a $500,000 convertible debenture. Bristol Investment Fund Ltd. is committed to provide us with the second tranche of financing in the amount of $500,000 through the issuance of a convertible debenture within ten business days after the effective date of a registration statement covering the resale of the shares issuable upon conversion of the debentures and exercise of the related warrants and investment options. Receipt of this additional convertible debenture financing and financing through the exercise of the related investment options and warrants will be critical for us to continue operations through 2002.

     We had continuing operating losses of $3,307,829, excluding goodwill amortization and impairment adjustments, and $1,378,669 for the year ended December 31, 2001 and the first quarter of 2002, respectively. Although we currently expect to break even in 2004, we expect to incur operating losses over the next two years of between $4 million and $6 million in total. So, in order to sustain our operations, finance our growth and achieve our strategic objectives until then, we currently estimate that we will need additional funding of between $4 million and $6 million in total. Management has implemented measures to increase cash flows through increases in revenue and cost-cutting measures and is actively pursuing additional sources of funding. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

ITEM  7.     FINANCIAL  STATEMENTS

     Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-__ of this Report and are incorporated into this
Item  7  by  reference.

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
NAME AND PRINCIPAL          YEAR  SALARY ($)(2)  BONUS ($)  OPTIONS (#S)     ($) (3)
    POSITION
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

                                  INDIVIDUAL GRANTS

                                            PERCENTAGE OF
                           NUMBER OF        TOTAL OPTIONS
                          SECURITIES         GRANTED TO      EXERCISE OR
                      UNDERLYING OPTIONS    EMPLOYEES IN     BASE PRICE    EXPIRATION
NAME                        GRANTED        FISCAL YEAR (1)   ($/SH) (2)       DATE
                          200,000 (3) (4)           5.25%   $       2.00     04/09/11
Michael A. Liccardo.      900,000 (5) (6)           23.65           1.07     06/28/11
                          160,000 (3) (4)            4.20           2.00     04/09/11
                          365,000 (5) (6)            9.59           1.07     06/28/11
                          200,000 (5) (7)            5.25           0.35     10/13/11
Lawrence L. Bartlett      100,000 (5) (8)            2.62           0.62     12/27/11
                          150,000 (3) (4)            3.94           2.00     04/09/11
                          365,000 (5) (6)            9.59           1.07     06/28/11
                          125,000 (5) (7)            3.28           0.35     10/13/11
Richard A. Falcone        100,000 (5) (8)            2.62           0.62     12/27/11

_________________

(1) Based on a total of 3,805,300 shares subject to options granted to employees (not counting options granted to non-employees) under all our stock option plans in the year ended December 31, 2001, including options granted to the named executive officers.
(2) All options were granted at an exercise price equal to the fair market value of our common stock at the date of grant, or, in the case of Optivision, Inc. options, issued at the fair market value of the Optivision, Inc. common stock as determined by the board of directors of Optivision, Inc.
(3) These options were issued under our 1997 Stock Plan in exchange for Optivision, Inc. options in connection with our merger with Optivision, Inc. on April 16, 2001. The Optivision, Inc. options were granted on April 9, 2001.
(4)  The  option  vests  at  a  rate  of  2.08%  each  month.
(5)  These  options  were  issued  under  our  2000  Stock  Plan.
(6) The option vested 25% on the date of grant, 25% on March 1, 2002, and vests at a rate of 2.08% each month thereafter.
(7) The option vested 33% on November 12, 2001, 33% on December 12, 2001 and 34% on January 12, 2002.
(8) The option vested 25% on March 30, 2002 and vests at a rate of 2.08% each month thereafter.


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

1997  STOCK  PLAN

General

     Our board of directors adopted the 1997 Stock Plan (formerly the Optivision, Inc. 1997 Stock Plan) in February 2001 effective upon the completion of the merger with Optivision, Inc. in April 2001. Our stockholders approved the 1997 Stock Plan in February 2001. 3,993,482 shares of our common stock are authorized for issuance under the 1997 Stock Plan. As of December 31, 2001, options to purchase 3,384,630 shares were outstanding at a weighted average exercise price of $0.86 per share and 608,852 shares of common stock remained available for future grant. The 1997 Stock Plan will terminate in February 2011.

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

2000  STOCK  PLAN

General

     Our board of directors adopted the 2000 Stock Plan in October 2000, and our stockholders approved the plan in October 2000. 5,500,000 shares of our common stock are authorized for issuance under the 2000 Stock Plan. As of December 31, 2001, options to purchase 2,804,016 shares of common stock were outstanding at a weighted average exercise price of $0.88 per share and 2,695,984 shares of common stock remained available for future grant. The 2000 Stock Plan will terminate in October 2010.

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

2002  STOCK  PLAN

General

     On June 17, 2002, our board of directors adopted the 2002 Stock Plan which our stockholders approved on June 20, 2002. 20,000,000 shares of our common stock are authorized for issuance under the 2002 Stock Plan, none of which have been issued. The 2002 Stock Plan will terminate in June 2012.

Administration

     The 2002 Stock Plan is administered by our board of directors or a committee of the board. The 2002 Stock Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code to our employees (including officers and directors who are also employees) and the employees (including officers and directors who are also employees) of our subsidiary corporations. The 2002 Stock Plan also provides for the grant of nonstatutory stock options and the grant of stock purchase rights both to our employees, non-employee directors, consultants and advisors, and to the employees, non-employee directors, consultants and advisors of our subsidiary corporations. Our board of directors has the authority to amend the 2002 Stock Plan at any time, with stockholder approval, if required.

Plan  Features

     Under  the  2002  Stock  Plan:

     - Qualified employees are eligible for the grant of incentive stock options to purchase shares of our common stock;

     - Our board of directors or the committee appointed by the board to administer the plan will determine the exercise price of options and the purchase price of stock purchase rights, which cannot be less than 100% of the fair market value of the stock on the date of grant; and

     - The exercise price or purchase price may, at the discretion of our board of directors or the committee appointed by the board to administer the plan, be paid in cash, cash equivalents, promissory note, surrender of stock, a cashless exercise, surrender of stock, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

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


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information about the beneficial ownership of our common stock, as of July 19, 2002, by:

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

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of our common stock subject to options or other convertible securities that are presently exercisable or convertible or exercisable or convertible within 60 days of July 19, 2002 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing shares and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 48,014,957 shares of common stock outstanding as of July 19, 2002.

             NAME AND ADDRESS                                    NUMBER OF SHARES     PERCENTAGE OF
            OF BENEFICIAL OWNER                               BENEFICIALLY OWNED (1)      SHARES
                                                                                     OUTSTANDING (1)
5% Stockholders
---------------
Bristol Investment Fund, Ltd. (2)                                        13,048,194      21.4% (11)
  Caledonian House, Jennett Street
  George Town, Grand Cayman, Cayman Islands

Alpha Capital Aktiengesellschaft (3)
  Pradafant                                                              15,587,049      25.6% (12)
  79490 Furstentums, Vaduz, Liechtenstein

Stonestreet Limited Partnership (4)
  260 Town Centre Blvd.,                                                  8,179,639      15.8% (12)
  Suite 201, Markham, ON, L3R 8H8, Canada


Executive Officers and Directors (5)
------------------------------------
Michael A. Liccardo (6)                                                  49,767,105           71.2%
Lawrence L. Bartlett (7)                                                    854,400            1.7%
Catherine Palmen (8)                                                          2,000              *
Jason John (9)                                                                    0              0
  885 West Georgia Street
  Vancouver, BC V6C 1T2, Canada
Richard A. Falcone (10)                                                     839,287            1.7%
All directors and executive officers as a group (4 persons)              51,462,792           71.9%

________________
*  Less  than  1%.

(1) Unless otherwise indicated, this report assumes that none of the convertible debentures, investment options, convertible notes, reset options and warrants have been converted or exercised.
(2) Includes (a) 1,000,000 shares that may be acquired through the exercise of warrants, (b) 6,024,097 shares that may be acquired through the conversion of a convertible note in the principal amount of $500,000, and (c) 6,024,097 shares that may be acquired through the exercise of investment options currently or within 60 days of July 19, 2002.
(3) Includes (a) 450,000 shares that may be acquired through the exercise of warrants, (b) 3,012,049 shares that may be acquired through the conversion of a convertible note in the principal amount of $250,000, and (c) 9,500,000 shares that may be acquired through the exercise of reset options currently or within 60 days of July 19, 2002.
(4) Includes (a) 247,500 shares that may be acquired through the exercise of warrants, (b) 2,409,639 shares that may be acquired through the conversion of a convertible note in the principal amount of $200,000, and (c) 4,750,000 shares that may be acquired through the exercise of reset options currently or within 60 days of July 19, 2002.
(5) Unless otherwise indicated, the address of each of the persons or entities listed in the table is c/o Amnis Systems Inc., 3450 Hillview Avenue, Palo Alto, California 94304.
(6) Includes (a) 2,467,548 shares that may be acquired through the exercise of options, and (b) 19,430,880 shares that may be acquired through the conversion of a convertible note in the principal amount of $1,612,763.
(7) Includes 854,400 shares that may be acquired through the exercise of options currently or within 60 days of July 19, 2002.
(8) Includes 2,000 shares that may be acquired through the exercise of options currently or within 60 days of July 19, 2002.
(9) Mr. John resigned as director in February 2001 and as chairman, president and secretary in March 2001.
(10) Includes 835,326 shares that may be acquired through the exercise of options currently or within 60 days of July 19, 2002.


(11) The notes are convertible and the investment options and the warrants are exercisable by the holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by the holder and its affiliates (but not including shares of common stock underlying unconverted shares of debentures or unexercised portions of the warrants and investment options) would not exceed 4.9% of the then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act.
(12) The notes are convertible and the reset options and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock beneficially owned by such holder and its affiliates would not exceed 9.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act.

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

     In January 2002, we issued to Michael A. Liccardo, our president and chief executive officer and chairman of the board, a convertible note in the principal amount of $3,547,916 in exchange for the cancellation of certain loans (including accrued interest thereon) that Mr. Liccardo had made to us to meet current operating expenses. The note bears interest at 10% per annum and matures on January 14, 2003. In June 2002, Mr. Liccardo converted $2,050,000 in principal of this convertible note and, in connection therewith, received 26,623,377 shares of common stock. Mr. Liccardo may, at any time, elect to convert the outstanding principal of $1,612,763 of the convertible note and accrued interest thereon into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price through January 14, 2003, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)(1)  Financial  Statements

     The following financial statements are incorporated by reference in Item 7 of this Report:

                                                                                        Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
Consolidated Balance Sheets, December 31, 2001 and 2000. . . . . . . . . . . . . . . .   F-2
Consolidated Statements of Operations for years ended December 31, 2001 and 2000 . . .   F-3
Consolidated Statements of Cash Flow for years ended December, 2001 and 2000 . . . . .   F-4
Statements of Stockholders' Deficit for years ended December 31, 2001 and 2000 . . . .   F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . F-6 to F-23

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $21,684,606 and $110,923 in the years ended December 31, 2001 and 2000, respectively, and has a stockholders' deficit of $7,379,435 and current liabilities exceed current assets by $7,348,512 at December 31, 2001. Additionally, the Company has negative cash flow from operations of $2,091,505 for the year ended December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the accompanying financial statements have been restated to change the method of accounting for the business combination with Optivision, Inc. on April 16, 2001 to the purchase method of accounting from the pooling of interests method of accounting.

As discussed in Note 17 to the financial statements, the Company changed its estimate of the life of goodwill associated with its business combination discussed in Note 5.




/s/  HOOD  &  STRONG  LLP





San  Francisco,  California
February 22, 2002 (except for Notes 2 and 17 as to which the date is July 19, 2002, and Note 19 as to which the date is June 25, 2002)

                                                                                                                AMNIS SYSTEMS INC.

                                                                                                        CONSOLIDATED BALANCE SHEET


==================================================================================================================================


December 31,                                                                                                 2001          2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                                                   $     48,467   $
  Accounts receivable, net of allowance for doubtful accounts of $236,000 for 2001                            371,517
  Contractual receivable                                                                                      500,000
  Inventories                                                                                                 624,056
  Prepaid expenses and other                                                                                   82,919
----------------------------------------------------------------------------------------------------------------------------------

    Total current assets                                                                                    1,626,959
----------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                                                                   1,919,634
  Demonstration equipment                                                                                     452,188
  Furniture and fixtures                                                                                      498,796
  Leasehold improvements                                                                                      351,111
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            3,221,729
  Less:  Accumulated depreciation and amortization                                                         (3,069,937)
----------------------------------------------------------------------------------------------------------------------------------

    Property and equipment, net                                                                               151,792
----------------------------------------------------------------------------------------------------------------------------------

DEPOSITS                                                                                                       84,890
----------------------------------------------------------------------------------------------------------------------------------

    Total assets                                                                                         $  1,863,641   $       -
==================================================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Financing obligations collateralized by accounts receivable                                            $  1,029,283   $
  Accounts payable - moratorium                                                                             1,561,500
  Accounts payable - other                                                                                    932,866
  Accrued salaries                                                                                            766,286
  Accrued vacation                                                                                            274,833
  Accrued interest payable                                                                                    381,104
  Note payable                                                                                                250,000
  Stockholders' notes payable                                                                               3,309,375
  Deferred rent                                                                                               108,892
  Deferred revenue                                                                                             59,095
  Other accrued expenses                                                                                      302,237
----------------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                                                               8,975,471

LONG-TERM LIABILITIES:
  Sublease deposits                                                                                            72,800
  Convertible note payable                                                                                    500,000
  Discount on convertible note payable                                                                       (305,195)
----------------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                                                       9,243,076
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, at .0001 par value; 20,000,000 shares authorized; none outstanding in 2001 and 2000          1,295       2,630
  Additional paid-in capital                                                                               14,416,929     110,423
  Accumulated deficit                                                                                     (21,797,659)   (113,053)
----------------------------------------------------------------------------------------------------------------------------------

    Total stockholders' deficit                                                                            (7,379,435)
----------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' deficit                                                          $  1,863,641   $       -
==================================================================================================================================

See accompanying summary of accounting policies and notes to the financial statements.

                                                            AMNIS SYSTEMS INC.

                                          CONSOLIDATED STATEMENT OF OPERATIONS


==============================================================================


For the Years Ended Ended December 31,         2001                2000
------------------------------------------------------------------------------
NET SALES                                $      2,363,879   $               -

COST OF GOODS SOLD                              1,148,581
------------------------------------------------------------------------------

    Gross margin                                1,215,298

OPERATING EXPENSES:
  Research and development                      1,090,844
  Sales and marketing                           1,953,667
  General and administrative                    1,478,616             110,923
  Amortization of goodwill                     17,877,694
------------------------------------------------------------------------------

                                               22,400,821             110,923
------------------------------------------------------------------------------
                                              (21,185,523)           (110,923)

  Interest expense, net                          (497,889)
  Other, net                                       (1,194)
------------------------------------------------------------------------------

     Total other (expense)                       (499,083)
------------------------------------------------------------------------------

NET LOSS                                 $    (21,684,606)  $        (110,923)
==============================================================================


BASIC AND DILUTIVE LOSS PER SHARE        $          (1.43)  $           (0.00)
==============================================================================

See accompanying summary of accounting policies and notes to the financial statements.

                                                  AMNIS SYSTEMS INC.

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


=====================================================================================================================

For the Years Ended December 31, 2001 and 2000
---------------------------------------------------------------------------------------------------------------------
                                                                                          Additional
                                                                   Common Stock             Paid-In      Accumulated
                                                                Shares        Amount        Capital        Deficit
BALANCE - December 31, 1999                                    9,310,000   $        931   $     5,872   $     (2,130)

  Stock split prior to merger 2.82:1                          16,944,200          1,694        (1,694)

  Issuance of common stock for services                           50,000              5       106,245

  Net loss                                                                                                  (110,923)
---------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                                    26,304,200          2,630       110,423       (113,053)

  Cancellation of common stock                               (19,740,000)        (1,974)        1,974

  Issuance of common stock for purchase of Optivision, Inc.    4,459,063            446    12,221,438

  Sale of common stock                                         1,248,889            125     1,415,875

  Issuance of common stock for services                          663,000             67       309,933

  Exercise of stock options                                       11,930              1        15,486

  Beneficial conversion feature and warrants on
     issuance of convertible note payable                        305,195

  Issuance of common stock options to non-employees               36,605

  Net loss                                                                                               (21,684,606)
---------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                                    12,947,082   $      1,295   $14,416,929   $(21,797,659)
=====================================================================================================================


                                                                Total
                                                             Stockholders'
                                                               Deficit
BALANCE - December 31, 1999                                  $     4,673

  Stock split prior to merger 2.82:1

  Issuance of common stock for services                          106,250

  Net loss                                                      (110,923)
-------------------------------------------------------------------------

BALANCE, December 31, 2000

  Cancellation of common stock

  Issuance of common stock for purchase of Optivision, Inc.   12,221,884

  Sale of common stock                                         1,416,000

  Issuance of common stock for services                          310,000

  Exercise of stock options                                       15,487

  Beneficial conversion feature and warrants on
     issuance of convertible note payable                        305,195

  Issuance of common stock options to non-employees               36,605

  Net loss                                                   (21,684,606)
-------------------------------------------------------------------------

BALANCE, December 31, 2001                                   $(7,379,435)
=========================================================================

See accompanying summary of accounting policies and notes to the financial statements.

                                                                                             AMNIS SYSTEMS INC.

                                                                           CONSOLIDATED STATEMENT OF CASH FLOWS


===============================================================================================================


For the Years Ended December 31,                                                   2001             2000
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(21,684,606)  $       (110,923)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Stock options for services                                                      346,605            106,250
    Depreciation and amortization                                                18,062,740
    Loss on disposal of property and equipment                                        5,480
    Provision for doubtful accounts                                                 (64,375)
    Provision for excess and obsolete inventories                                  (220,101)
  Decrease in accounts receivable                                                   700,459
  Decrease in inventories                                                           609,946                976
  Increase in prepaid expenses and other assets                                     (62,722)
  Decrease in deposits                                                                8,380
  Decrease in accounts payable moratorium                                           (14,173)
  Increase in accounts payable                                                      679,253
  Increase in accrued salaries                                                      440,442
  Increase in accrued vacation                                                       43,357
  Increase in accrued interest                                                       45,110
  Decrease in reserve for sales adjustment                                         (513,802)
  Decrease in deferred rent                                                         (90,303)
  Decrease in deferred revenue                                                      (11,547)
  Decrease in other accrued liabilities                                            (370,641)
  Decrease in sublease deposits                                                      (1,007)
---------------------------------------------------------------------------------------------------------------

    Net cash used by operating activities                                        (2,091,505)            (3,697)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from business combination                                            11,720
  Purchases of property and equipment                                               (43,026)
---------------------------------------------------------------------------------------------------------------

    Net cash used by investing activities                                           (31,306)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                      849,151
  Payments on financing obligations collateralized by accounts receivable        (1,334,591)
  Proceeds from financing obligations collateralized by accounts receivable       1,225,231
  Proceeds from issuance of common stock                                          1,431,487
---------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                     2,171,278
---------------------------------------------------------------------------------------------------------------

NET INCREASE DECREASE IN CASH                                                        48,467             (3,697)

CASH AND CASH EQUIVALENTS, beginning of year                                                             3,697
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                       $     48,467   $              -
===============================================================================================================


NON CASH INVESTING AND FINANCING ACTIVITIES:
  Convertible note payable in exchange for note receivable                     $    500,000
  Discount on convertible note payable                                             (305,195)
  Stock options issued for services                                                 362,605   $        106,250
===============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                   $      1,600
  Cash paid for interest                                                       $    452,779
===============================================================================================================

See accompanying summary of accounting policies and notes to the financial statements.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE  1 - DESCRIPTION OF COMPANY:

          Amnis Systems Inc., a Delaware corporation and its wholly owned subsidiary, Optivision, Inc. ("Company" combined), makes hardware and software products for the creation, management and transmission of compressed high-quality video over broadband computer networks. The Company's network video products are distributed primarily in the United States of America, Europe, and Pacific Rim countries both directly and through leading industry partners. The Company considers its operations to be one segment for reporting purposes.

          The Company's products are used in diverse applications such as distance learning, corporate training, video courier services, telemedicine, surveillance and visual collaboration.


NOTE  2 - RESTATEMENT OF FINANCIAL STATEMENTS:

          These financial statements have been restated to change the method of accounting for the business combination discussed in Note 5 to the purchase method of accounting from the pooling of interests method of accounting. The restatement is the results of the Company's determination that it did not meet all the criteria under Accounting Principles Board Opinion No. 16, "Business Combinations" for a pooling of interests.

          The information below shows the results included in these financial statements and those previously reported under the pooling of interests method:

                                            Purchase      Pooling of
                                             Method        Interest
For the year ended December 31, 2001:

  Net Sales                               $  2,363,879   $ 4,095,755
  Net Loss                                $(21,684,606)  $(5,432,172)

  Basic and Dilutive Loss per Share       $      (1.43)  $     (0.21)
  ===================================================================

For the year ended December 31, 2000:

  Net Sales                               $          -   $ 3,574,090
  Net Loss                                $   (110,923)  $(5,419,655)

  Basic and Dilutive Loss per Share       $       0.00   $     (0.18)
  ===================================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE  3 - GOING CONCERN:

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

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $21,684,606 and $110,923 for the years ended December 31, 2001 and 2000, respectively, and has a stockholders' deficit of $7,379,435 and current liabilities exceed current assets by $7,348,512 at December 31, 2001. In addition, the Company has a negative cash flow from operations of $2,091,505 for the year ended December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management's plans, with respect to alleviating the aforementioned adverse financial conditions include the following:

          - The Company has entered into a settlement agreement to pay the remaining balance of the "Accounts payable - moratorium" at a rate of $0.35 per dollar outstanding as of December 31, 2001, as more fully described in Note 19.

          - The Company continues to enter into financing agreements that are expected to provide funding of operations and payment of its obligation, as more fully described in Note 19.

          - The Company has converted certain loans including accrued interest, into convertible debt and have settled obligations to its employees by issuing additional common stock options, as more fully described in Note 19.

          There is no assurance that the Company will be able to achieve successful operations or obtain sufficient financing. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          a.   Principles  of  Consolidation
               -----------------------------

               The financial statements include the consolidation of the Company's wholly-owned subsidiary, Optivision, Inc. (Optivision) from the date of acquisition, April 16, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

          b.   Use  of  Estimates  in  the  Preparation  of Financial Statements
               -----------------------------------------------------------------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory write-downs, depreciation and amortization, sales returns, deferred taxes and contingencies. Actual results could differ from those estimates and such differences could be material to the financial statements.

               The Company estimated the useful life of the excess acquisition cost over the fair value of the net assets of the business acquired at the time of the acquisition of Optivision. An adjustment to this estimated useful life has been made during third quarter of the year 2001 as described in Note 17.


          c.   Stock-Based  Compensation
               -------------------------

               The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 permits the use of either a fair value based method or the method defined in Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB No. 25 are required to disclose the pro forma net income or loss that would have resulted from the use of the fair value based method. The Company has elected to determine the value of stock-based compensation arrangements with its employees under the provisions of APB No. 25 and, accordingly, it has included the pro forma disclosures required under SFAS No. 123 in Note 12. For stock-based compensation arrangements with non-employee services providers, the Company uses the fair value based method as required under SFAS No. 123.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


          d.   Cash  and  Cash  Equivalents
               ----------------------------

               For the purpose of the balance sheet and the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          e.   Inventories
               -----------

               Inventories are stated at the lower of cost (first-in, first-out) or market. Provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at December 31, 2001. Due to competitive and market pressures, it is reasonably possible that additional provisions could be required in the future.

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

          g.   Goodwill
               --------

               Goodwill represents the excess acquisition cost over the fair value of identifiable net assets of the business acquired. Goodwill was originally amortized using the straight-line method over an estimated useful life of 5 years. During the third quarter of 2001, the estimated useful life of the goodwill was changed to fully amortize the amount of the goodwill, as described in Note 17.

          h.   Revenue  Recognition
               --------------------

               The Company recognizes revenue in compliance with Security and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Statement of Position
               (SOP) 97-2, as amended by SOP 98-9, Software Revenue Recognition, as applicable, as follows:

               - Revenues from product sales, both hardware and software, to Value Added Resellers (VAR), Original Equipment Manufacturers (OEM), and end users are recognized upon shipment to the customer, whereby risk of loss has been transferred to the customer and the price and terms have been fixed.

               - The company further recognizes revenues from warranty contracts on a straight-line basis over the contractual life of the warranty. The unrecognized balance of the warranty is recorded as deferred revenue on the balance sheet.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


               i.   Advertising  Costs
                    ------------------

                    The Company expenses all advertising costs as they are incurred. There were no significant advertising expenses in 2001 or 2000.

               j.   Loss  per  Share
                    ----------------

                    Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, warrants, convertible debt and other common stock equivalents would be anti-dilutive.

                    Basic and diluted loss per share was calculated based upon outstanding common stock and equivalents of 15,207,850 and 26,269,200 for 2001 and 2000, respectively.

               k.   Concentration  of  Credit  Risks
                    --------------------------------
                    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and receivables. The Company places its cash with high credit-quality financial institutions.

                    During 2001, five customers accounted for 48% of net revenues. As of December 31, 2001 approximately 44% of accounts receivable were concentrated with five customers. To reduce credit risk relating to all customers, the Company performs ongoing credit evaluations of customers' financial conditions and limits the amount of credit extended when considered necessary, but generally requires no collateral on product sales. The Company maintains allowances for estimated bad debt losses to address potential undetected credit risks. The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations. Although such losses have been within management's expectations to date, there can be no assurance that such reserves will continue to be adequate. The Company's contract receivable is unsecured, however, credit risk is substantially mitigated by the Company's timely collection procedures.

               l.   Income  Taxes
                    -------------

                    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This Statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


               m.   Current  Pronouncements
                    -----------------------

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

                    In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company does not anticipate any material impact from the adoption of this standard.

                    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company does not expect SFAS 142 to have a material impact on the Company's financial position, results of operations or cash flows.

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

                    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The statement is effective for all fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position, results of operations, or cash flows.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE  5 - BUSINESS COMBINATION:

          On April 16, 2001, the Company effected a business combination with Optivision, Inc. by exchanging 4,459,063 shares of its common stock for all of the common stock of Optivision, Inc. The principal business of Optivision is making hardware and software products for the creation, management and transmission of compressed high-quality video over broadband computer networks. The purchase price of $12,221,884 was determined by using a 5 day range of the average of the Company stock price of $2.74 per share. The combination has been accounted for under the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of Optivision subsequent to April 16, 2001.

          The  total  purchase  price  was  allocated  as  follows:

          Tangible net assets                                $ 1,055,777
          Liabilities                                         (6,711,587)
          Goodwill                                            17,877,694
          ---------------------------------------------------------------
                                                             $12,221,884
          ===============================================================


          Tangible net assets included cash, accounts receivable, inventory and fixed assets. Liabilities included trade accounts payable, accrued compensation and accrued expenses.

          The following unaudited proforma information summarizes the results of operations as if the business combination were effected as of the beginning of the earliest year presented:

                                                  2001          2000

          Net Sales                          $  4,095,755   $ 3,574,090
          Net Loss                           $(18,632,913)  $(8,719,840)

          Basic and Dilutive Loss per Share  $      (0.71)  $     (0.30)
          ==============================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE  6 - INVENTORY:

          Inventories  consist  of  the  following  at  December 31, 2001:


          Raw  materials                                   $     274,593
          Work-in-process                                        445,490
          Demonstration  inventory                               115,798
          ---------------------------------------------------------------
                                                                 835,881
          Reserve  for  inventory  obsolescence  and
            demonstration inventory refurbishing costs          (211,825)
          ---------------------------------------------------------------
                                                           $     624,056
          ===============================================================

          Certain of the Company's products contain components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.


NOTE  7 - ACCOUNTS  RECEIVABLE  FINANCING:

          In October 1998, Optivision entered into a financing arrangement with Pacific Business Funding whereby funds were borrowed against receivables. Funding was based on 80% of qualified receivables. As of December 31, 2001 borrowings under this agreement were $1,029,283. The balance bears interest at 18% per annum. Pacific Business Funding has allowed the Company to exceed its credit limit available on this agreement without any penalties. This amount is included on the balance sheet as "Financing obligations collateralized by accounts receivable".


NOTE  8 - NOTE PAYABLE:

          An unsecured note payable in the amount of $250,000 was issued in February of 2001. The note bears interest at 10% per annum. Interest and principal are due one year from the date of issuance, and therefore has been classified as current on the balance sheet at December 31, 2001. Subsequent to year end, the Company entered into an agreement converting this note payable and related interest into common stock of the Company, as more fully described at Note 19.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE  9 - STOCKHOLDERS' NOTES PAYABLE:

          Certain stockholders loaned Optivision unsecured funds, which amounted to $3,309,375 at December 31, 2001. These loans are all classified as current and bear interest at a rate of 10% per annum. The carrying value of these notes payable approximates their fair value. Subsequent to year end, certain of these notes aggregating $3,204,375 were exchanged for a convertible note as described in Note 19.

NOTE 10 - CONVERTIBLE DEBT:

          On December 28, 2001, the Company entered into an agreement to issue a debenture, bearing interest at 12% per annum, in the amount of $500,000, which is currently recorded as a debenture receivable, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. This is the first installment received on a $2,385,000 commitment from the lender. The carrying value of this debenture approximates its fair value. On January 3, 2002, the Company received $500,000 pursuant to this debenture. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days trading. The debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9% on a fully diluted basis. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finders fee.

          Since there are multiple components of the debenture, value was added to each component (warrants and debenture) based on their respective value. A discount on the debenture was calculated in two parts; first, the beneficial conversion feature on the debenture was valued as the difference between the purchase price of the conversion and the current trading price of the stock. Secondly, the warrants were valued using the Black Scholes Model. The combined total discount is $305,195, and will be amortized over the two year life of the debenture.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 11 - COMMITMENTS AND CONTINGENCIES:

          Lease  Commitments
          ------------------

               The Company leases office and manufacturing space, under a non-cancelable operating lease, which expires in December 2002. The lease agreement for the Company's office facilities provides for scheduled rent increases throughout the life of the lease. Rent expense under this agreement is being recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed for accounting purposes on the straight-line basis is classified as deferred rent in the accompanying balance sheet. Rental expense was approximately $1,310,000 for 2001. No rent expense was incurred for 2000.

               Minimum rental payments under these leases for 2002 amount to $1,047,278.

               The Company subleased a substantial portion of its leased facilities under an operating lease that expires February 2002. Sublease income for 2001 and 2000 was approximately $1,065,000 and $0 respectively. These amounts are reflected as a reduction of rent expense on the Statement of Operations.

          Litigation
          ----------

               The Company is party to litigation or other legal proceedings that management considers to be a part of the ordinary course of the Company's business. Management believes that the outcome of such litigation or legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

          Employment  Agreements
          ----------------------

               The Company has entered into employment agreements with certain key employees with original terms of three years. Future payments under these agreements for the years subsequent to December 31, 2001 are as follows:


                    2002                                   $    520,000
                    2003                                        520,000
                    2004                                        173,000
               --------------------------------------------------------
                                                           $  1,213,000
               ========================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

          Provision  for  Contract  Costs
          -------------------------------

               Optivision's Small Business Innovation Research (SBIR) contracts are subject to audit by the Defense Contract Audit Association ("DCAA") with respect to claims made by Optivision under the SBIR contracts. The Company has made an estimate of the costs of disallowable items under the SBIR contracts that is based on management's best estimate of the ultimate settlement and management's review of the Company's claims and the regulations covering allowable items under SBIR contracts. Should the final settlement with the DCAA result in a significantly different liability from that accrued, the Company's operating results and financial condition could be materially and adversely affected. As of December 31, 2001, the Company has accrued a provision for contract costs of $134,519.

          Guarantee  to  Federal  Government  for  Contracts  Assigned  to  ONI
          ---------------------------------------------------------------------

               Certain government contracts were assigned to ONI (a former division of Optivision, Inc.) as part of a spin-off during 1998. After the government has approved the assignment of contracts to ONI, Optivision as transferor, remains a guarantor of the successful completion of the contracts by ONI. As of April 30, 1998, the total contract value of contracts assigned to ONI, and subject to guarantee by the Company was $7,047,000. As of December 31, 2001 the Company has not determined which, if any, of these contracts have been closed and as a result, what the amount of the liability exposure is.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE  12 - STOCK  OPTION  PLANS:

          The Company has two stock option plans: the 1997 Stock Plan (the "1997 Plan") and the 2000 Stock Plan (the "2000 Plan"). The 1997 Plan has 3,993,482 shares authorized for issuance. The 2000 Plan has 5,500,000 shares authorized for issuance. The 1997 Plan and 2000 Plan specify that the exercise price of Incentive stock options (ISOs) will not be less than 100% (110% for 10% stockholder) of fair market value on the date of grant and that the exercise price of Nonstatutory stock options (NSOs) will not be less than 85% (110% for a 10% stockholder) of fair market value on the date of grant. The fair value of the Company's common stock is determined by the Board of Directors. Options granted under the 1997 Plan and 2000 Plan generally expire ten years from the date of grant (five years for a 10% stockholder), and vest over four years.

          Stock  option  activity  under  the  Plans  is  as  follows:

                                                                      Weighted
                                                       Number of       Average
                                                        Shares     Exercise Price
Balance, December 31, 2000                                 -
  Assumed Upon Adoption of Optivision 1997 Plan        3,971,509   $          0.61
  Granted                                              3,785,300              1.12
  Exercised                                              (11,930)             0.44
  Cancelled                                           (1,556,233)             0.76
----------------------------------------------------------------------------------

Balance, December 31, 2001                             6,188,646   $          0.88
==================================================================================


Stock options authorized and available to be granted                     3,304,836
==================================================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


The following table summarizes information about stock options outstanding at December 31, 2001:

                          Options Outstanding               Options Exercisable
               -----------------------------------------  ----------------------
                                Weighted
                                Average        Weighted                  Weighted
Range of                       Remaining       Average                   Average
Exercise         Number       Contractual      Exercise      Number     Exercise
Prices         Outstanding  Life (in years)     Price     Exercisable     Price
0.00 - $1.00    3,380,596              8.77  $     0.40     2,196,555  $    0.40
1.01 - $2.00    2,719,738              9.11        1.39     1,600,040       1.37
3.00               87,500              9.04        3.00        30,110       3.00
4.00                  812              4.77        4.00           812       4.00
--------------------------------------------------------------------------------
                6,188,646              8.93  $     0.88     3,827,517  $    0.84
================================================================================

          In accordance with SFAS No. 123, the Company recognized $36,605 and $0 of expense in 2001 and 2000, respectively, related to stock options granted to outside consultants.

          As discussed in the Summary of Accounting Policies, the Company follows APB No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the difference between the exercise price and the fair market options issued on the dates of the grant would have been accounted for as unearned compensation and amortized to expense over the related vesting period. The Company would have incurred an additional $111,783 and $0 in related compensation expenses during the years ended December 31, 2001 and 2000, respectively. Under the provisions of SFAS No. 123, the proforma net loss and basic and diluted loss per share for the years ended December 31, 2001 and 2000 are as follows:

                                                           2001          2000

          NET LOSS:
            As reported                                $(21,684,606)  $(110,923)
            Pro forma                                   (21,796,389)   (110,923)
          ======================================================================

          BASIC AND DILUTED LOSS PER SHARE:
            As reported                                $      (1.43)  $ (0.0042)
            Pro forma                                         (1.43)    (0.0042)
          ======================================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


          The pro forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions for 2001:

          Expected  life                               4.0  years
          Risk-free  interest  rate                         3.50%
          Volatility                                      137.44%
          Dividend  yield                                   0.00%


NOTE 13 - WARRANTS:

          As part of a convertible debt agreement, Optivision issued 1,250,000 warrants. The Company assumed the obligation under these warrants upon consummation of the business combination. The exercise price to purchase common stock has been adjusted to $2.25 - $4.25 per share. An additional 100,000 warrants were issued to a vendor with a purchase price of $3.00 per share. 1,100,000 warrants were also issued with the debt discussed in Note 8.

                                 Weighted
                                  Average      Weighted                 Weighted
  Range of                       Remaining      Average                 Average
  Exercise         Number       Contractual    Exercise     Number     Exercise
   Prices        Outstanding  Life (in years)    Price    Exercisable    Price
0.000 - $0.001       52,301             4.83  $   0.001       52,301  $   0.001
0.002 - $0.350    1,100,000             7.00  $   0.350    1,100,000  $   0.350
2.250 - $4.250    1,350,000             1.65  $   2.680    1,350,000  $   2.680
--------------------------------------------------------------------------------
                  2,502,301             4.07  $    1.60    2,502,301  $    1.60
================================================================================


NOTE 14 - EMPLOYEE BENEFITS:

          The Company adopted Optivision's profit sharing and 401(k) plan (the "Plan") upon consummation of the business combination with Optivision. Under the profit sharing portion of the Plan, the Company, at the discretion of the Board of Directors, may contribute 5% to those employees meeting minimum age and length of service requirements. The Company recognizes expenses as paid. The Company made no matching contributions during 2001.

          Employees may make pre-tax contributions in amounts from 2% to 15% of compensation up to a pre-determined limit each year.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 15 - SEGMENT REPORTING:

          In the normal course of business, the Company sells its product in various foreign countries. Total sales in foreign countries were as follows for the year ended December 31, 2001:

          Hong Kong                                              $ 68,966
          Other foreign countries                                 297,928
          ---------------------------------------------------------------
          Total                                                  $366,894
          ===============================================================

          The Company has no assets in foreign jurisdictions.


NOTE 16 - CANCELLATION OF SHARES:

          The 19,740,000 shares cancelled on April 1, 2001 were part of a business plan to facilitate the business combination dated April 16, 2001. These shares were originally issued in August, 2000 by means of a 2.82:1 split of the common stock of the Company. These shares were granted to a promoter to prepare the Company for a merger. Upon successful completion of the duties of the promoter, all of the promoter's shares were relinquished and cancelled. The Board of Directors has decided to return these shares to the status of authorized and unissued.


NOTE 17 - CHANGE IN ESTIMATE OF LIFE OF GOODWILL:

          Optivision's current operations and expected future sales have been affected by significant negative industry and economic trends. Specifically, it has not been able to raise adequate and timely funding for operations, and thus its research and development of new products has fallen behind in a rapidly changing technological industry. As a result, the Company changed its estimate of the useful life of the goodwill associated with its acquisition of Optivision to fully amortize the amount of goodwill during the year ended December 31, 2001. The activity during the year is as follows:

          Goodwill from acquisition                         $ 17,877,694
          Amortization                                        (1,638,789)
          Amortization due to change in estimate             (16,238,905)
          ---------------------------------------------------------------
          Goodwill at December 31, 2001                     $          -
          ===============================================================

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 18 - INCOME TAXES:

          The net deferred income tax asset consists of the following at December 31:

                                                        2001        2000

          Deferred income tax assets from:
            Federal net operating loss carryforwards  $ 5,989,000   $ 38,000
            State net operating loss carryforwards        783,000
            Accrued expenses                              693,000
            Tax credits                                   185,000
            Other, net                                     14,000
          -------------------------------------------------------------------
                                                        7,664,000     38,000
          Valuation allowance                          (7,664,000)   (38,000)
          -------------------------------------------------------------------
          Net deferred income tax assets              $         -   $      -
          ===================================================================


          The valuation allowance of $7,664,000 includes an allowance of $6,214,000 acquired from Optivision and a net increase of $1,412,000. This is as a result of the increase in net deferred tax assets, primarily net operating loss carryforwards (NOL's). Because the Company's management has determined that it is highly unlikely that the net deferred tax assets will be realized, the Company has recorded a 100 percent valuation allowance against the net deferred tax assets.

          Net operating loss carryforwards at December 31, 2001 were approximately $17,460,000 for federal income tax purposes and $8,770,000 for state income tax purposes. The net operating loss carryforwards expire on various dates through the year 2021. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes sufficient uncertainty exists regarding the reliability of the net operating loss carryforwards and other timing difference at December 31, 2001. Accordingly, a valuation allowance has been provided for the entire amount related thereto.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


          Following is a reconciliation of the tax benefit based upon the federal statutory rate to the tax benefit recognized for the years ended December 31, 2001 and 2000:

                                                       2001        2000
Tax benefit at federal statutory rate              $ 7,373,000   $ 38,000
State benefit, net of federal                          111,000
Nondeductible goodwill                              (6,078,000)
Changes in valuation allowance (net of valuation
  allowance on books of acquired business)          (1,412,000)   (38,000)
Other                                                    6,000
--------------------------------------------------------------------------
Tax benefit recognized                             $         -   $      -
==========================================================================


NOTE 19 - SUBSEQUENT EVENTS:

          On January 30, 2002, the Company successfully negotiated a work-out agreement plan with the creditors of Optivision, Inc., under which the Company will pay the creditors of Optivision, Inc. $0.35 for every $1.00 owed on debt listed on the balance sheet as Accounts Payable - moratorium of $1,561,500 (see Note 3). As of the date of this report, the Company was current with all payments under the agreement. In accordance with the work-out agreement, the debt was settled in June 2002.

          Subsequent to December 31, 2001, the Company settled with its employees for unpaid compensation by issuing additional stock options in lieu of cash in the amount of $670,595 (see Note 3).

          On January 14, 2002, the Company issued a convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 (see Notes 3 and 9) that Mr. Liccardo had loaned to Optivision, Inc. to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to Common stock of the Company at $ 0.35 per share, subject to adjustment related to stock price fluctuations. The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of January 14, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On January 14, 2002, the Company recorded a discount of $2,483,542. This discount is being amortized from the date of issuance of the convertible note through the stated redemption date.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

          Between February 14, 2002 and February 21, 2002 the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock (see Note 3). The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and one warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share subject to adjustment related to stock price fluctuations.
          The  total  selling  price  of  these  units  was  $1,800,000.

          On June 17, 2002, the financing agreements entered into in February 2002 were amended. The number of shares per unit has increased to 21 and may be further increased by an amount as defined in the agreement. The warrant was amended to reduce the exercise price to $0.13, subject to adjustment related to stock price fluctuations.

          The  Company has negotiated an agreement whereby $250,000 of debt (see
          Note 8) plus interest of $25,890 was converted into 275,890 shares of common stock of the Company at $1.00 per share (see Note 3).

          On June 17, 2002, the Company's Board of Directors adopted the 2002 Stock Plan. 20,000,000 shares are authorized for issuance of which none have been granted through June 17, 2002.

          On June 18, 2002, the Company issued and sold two 12% two-year convertible notes in the aggregate principal of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment in stock price fluctuations (see Note 3).

          On June 25, 2002, the Company amended its certificate of incorporation to increase the total number of shares authorized to 420,000,000; 400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001.

     (a)(2)  Exhibits

Exhibit Number   Identification of Exhibit
---------------  -------------------------
2.1**            Agreement and Plan of Merger dated as of September 11, 2000 by and among the Issuer, Optivision, Inc., and ASI Acquisition, Inc.
2.2**            Amendment to Agreement and Plan of Merger dated as of January 11, 2001 by and among the Issuer, Optivision, Inc., and ASI Acquisition, Inc.
3.1*             Certificate of Incorporation of Issuer dated as of July 29, 1998
3.2**            Certificate of Amendment of Certificate of Incorporation of the Issuer dated as of August 24, 2000
3.3**            Certificate of Amendment of Certificate of Incorporation of the Issuer dated as of September 13, 2000
3.4******        Certificate of Amendment of Certificate of Incorporation of the Registrant
                 dated as of June 21, 2002
3.5*             Bylaws of the Issuer dated as of August 4, 1998
3.6**            Amended and Restated Bylaws of the Issuer dated as of October 2, 2000
4.1***           Form of Secured Convertible Debenture issued pursuant to the Securities
                 Purchase Agreement dated as of December 28, 2001 between the Issuer and
                 Bristol Investment Fund, Ltd.
4.2***           Form of Warrant issued pursuant to the Securities Purchase Agreement dated as of December 28, 2001 between the Issuer and Bristol Investment Fund, Ltd.
4.3****          Form of Warrant issued pursuant to each Unit Subscription Agreement between the Issuer and each qualified investor
4.4******        Form of Convertible Note issued dated as of June 18, 2002 between the
                 Registrant and each of Alpha Capital Aktiengesellschaft and Stonestreet
                 Limited Partnership
4.5******        Form of Warrant issued pursuant to each Amended Unit Subscription
                 Agreement dated as of June 18, 2002 between the Registrant and each of
                 Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership
4.6******        Form of Warrant issued pursuant to each Convertible Note dated as of June
                 18, 2002 between the Registrant and each of Alpha Capital
                 Aktiengesellschaft and Stonestreet Limited Partnership


10.1*****        + Amended 1997 Stock Plan
10.2*****        + Amended 2000 Stock Plan
10.3******       + 2002 Stock Plan
10.4*****        Lease Agreement dated as of August 8, 1995 between Optivision, Inc. and
                 Alta California Associates
10.5*****        + Employment Agreement dated as of April 18, 2001 between the Issuer and
                 Michael A. Liccardo
10.6*****        + Employment Agreement dated as of April 18, 2001 between the Issuer and
                 Lawrence L. Bartlett
10.7*****        + Employment Agreement dated as of April 18, 2001 between the Issuer and
                 Richard A. Falcone
10.8***          Securities Purchase Agreement dated as of December 28, 2001 between the
                 Issuer and Bristol Investment Fund, Ltd.
10.9***          Registration Rights Agreement dated as of December 28, 2001 between the
                 Issuer and Bristol Investment Fund, Ltd.
10.10***         Security Agreement dated as of December 28, 2001 between the Issuer and
                 Bristol Investment Fund, Ltd.
10.11****        Form of Unit Subscription Agreement between the Issuer and each qualified investor
10.12******      Form of Amended Unit Subscription Agreement dated as of June 18, 2002 between the Issuer and each of Alpha Capital Aktiengesellschaft and
                 Stonestreet Limited Partnership
21.1             List of Subsidiaries of the Issuer


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

**      Filed  as  an exhibit to the annual report on Form 10-KSB filed with the Securities and
Exchange  Commission  on  April  2,  2001

***     Filed  as  an exhibit to the report on Form 8-K filed with the Securities and Exchange
Commission  on  January  14,  2002

****    Filed  as an exhibit to the report on Form 8-K filed with the Securities and Exchange
Commission  on  March  4,  2002



*****  Filed  as  an  exhibit  to  the  registration  statement on Form SB-2 filed with the
Securities  and  Exchange  Commission  on  March  22,  2002
****** Filed  as  an  exhibit  to the report on Form 8-K filed with the Securities and Exchange
Commission  on  June  27,  2002


     (b)     Reports  on  Form  8-K

     None.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 26, 2002                 AMNIS SYSTEMS INC.
       -------------

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


Date:  July 26, 2002                 By:  /s/  Michael A. Liccardo
       -------------                    --------------------------------------
                                        Michael A. Liccardo
                                        Director and Chairman of the Board,
                                        President and Chief Executive Officer


Date:  July 26, 2002                 By:  /s/  Lawrence L. Bartlett
       -------------                    --------------------------------------
                                        Lawrence L. Bartlett
                                        Director, Vice President,
                                        Chief Financial Officer and Secretary