Form 10QSB/A
period 2002-03-31
AMNIS SYSTEMS INC
filed 2002-07-26
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB/A


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

                                                                                                   March 31, 2002    Dec 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                                            $       608,890   $      48,467
  Accounts receivable, net of allowance for doubtful accounts
  of $236,000 for 2002 and 2001, respectively                                                              38,879         371,517
  Note Receivable                                                                                                         500,000
  Inventories                                                                                             656,232         624,056
  Prepaid expenses and other                                                                              308,315          82,919
----------------------------------------------------------------------------------------------------------------------------------

         Total current assets                                                                           1,612,316       1,626,959
----------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Machinery and equipment                                                                               1,894,221       1,919,634
  Demonstration equipment                                                                                 456,648         452,188
  Furniture and fixtures                                                                                  494,700         498,796
  Leasehold improvements                                                                                  351,111         351,111
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        3,196,680       3,221,729

  Less:  Accumulated depreciation and amortization                                                     (3,052,388)     (3,069,937)
----------------------------------------------------------------------------------------------------------------------------------

         Property and equipment, net                                                                      144,292         151,792
----------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                                               84,890          84,890
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  $     1,841,498   $   1,863,641
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Financing obligations collateralized by accounts receivable                                     $       576,832   $   1,029,283
  Accounts payable - moratorium                                                                         1,461,500       1,561,500
  Accounts payable - other                                                                                347,092         932,866
  Accrued Salaries                                                                                        112,220         766,286
  Accrued Vacation                                                                                        200,427         274,833
  Accrued Interest Payable                                                                                 87,364         381,104
  Notes Payable                                                                                                           250,000
  Shareholders' notes Payable                                                                             105,000       3,309,375
  Convertible notes payable                                                                             3,547,917
  Discount on convertible note payable                                                                 (1,862,657)
  Deferred rent                                                                                            80,486         108,892
  Deferred revenue                                                                                         39,163          59,095
  Other Accrued Expenses                                                                                  256,990         302,237
----------------------------------------------------------------------------------------------------------------------------------

         Total current liabilities                                                                      4,952,334       8,975,471

LONG-TERM LIABILITIES:
  Sublease deposits                                                                                        72,800          72,800
  Convertible note payable                                                                                500,000         500,000
  Discount on convertible note payable                                                                   (267,045)       (305,195)
----------------------------------------------------------------------------------------------------------------------------------

         Total Liabilities                                                                              5,258,089       9,243,076
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 authorized; none outstanding in March, 2002 and December, 2001
  Common stock, $0.0001 par value:
    Authorized - 100,000,000 shares in Mar. 2002 and Dec. 2001, respectively
    Issued and outstanding - 17,960,414 and 12,947,082 for Mar 2002 and Dec 2001, respectively              1,796           1,295
  Additional Paid-in Capital                                                                           20,486,915      14,416,929
  Accumulated deficit                                                                                 (23,905,302)    (21,797,659)

         Total stockholders' deficit                                                                   (3,416,591)     (7,379,435)
----------------------------------------------------------------------------------------------------------------------------------

         Total liabilities and stockholder's deficit                                              $     1,841,498   $   1,863,641
==================================================================================================================================

                                                        AMNIS SYSTEMS  INC.

                                                  CONSOLIDATED STATEMENT OF
                                                                 OPERATIONS
                                                                (UNAUDITED)
===========================================================================

For the First Quarter Ended March 31,                   2002        2001
---------------------------------------------------------------------------
SALES                                               $   246,071   $

COST OF GOODS SOLD                                      287,496
---------------------------------------------------------------------------

      Gross margin                                      (41,425)

OPERATING EXPENSES
  Research and development                              175,359
  Sales and marketing                                   440,572
  General and administrative                            721,313     25,100
---------------------------------------------------------------------------

                                                      1,337,244     25,100
---------------------------------------------------------------------------

      Loss from operations                           (1,378,669)   (25,100)

OTHER INCOME (EXPENSE)
  Interest expense, net                                (769,457)
  Other, net                                             42,083
---------------------------------------------------------------------------

      Total other (expense)                            (727,374)
---------------------------------------------------------------------------

  Income Tax                                             (1,600)

NET LOSS                                            $(2,107,643)  $(25,100)
===========================================================================

BASIC AND DILUTIVE LOSS PER SHARE                   $     (0.14)  $   0.00
===========================================================================

                                                                                  AMNIS SYSTEMS INC.

                                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                         (UNAUDITED)
====================================================================================================

For the Quarter Ended March 31,                                                  2002        2001
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(2,107,643)  $(25,100)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock options for services                                                 277,751
      Interest expense exchanged for stock                                        25,890
      Interest expense exchanged for debt                                        343,542
      Employee salaries exchanged for stock                                      325,429
      Depreciation and amortization                                               14,599
      Amortization of discount on note payable                                   659,036
      Loss on disposal of property and equipment                                   1,627
      Provision for doubtful accounts
      Provision for excess and obsolete inventories                               12,254
  Decrease (increase) in accounts receivable                                     332,638
  Increase in inventories                                                        (44,430)
  Decrease (increase) in prepaid expenses and other assets                      (225,396)
  Decrease in debt issue costs
  Decrease in accounts payable moratorium                                       (100,000)
  Increase (decrease) in accounts payable                                       (585,775)    25,100
  Increase (decrease) in accrued salaries
  Decrease in accrued vacation                                                   (74,406)
  Increase (decrease) in accrued interest                                       (293,740)
  Increase in reserve for sales adjustment
  Decrease in deferred rent                                                      (28,406)
  Decrease in deferred revenue                                                   (19,932)
  Decrease in other accrued liabilities                                          (45,247)

      Net cash used in operating activities                                   (1,532,209)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (8,726)
----------------------------------------------------------------------------------------------------

      Net cash used in investing activities                                       (8,726)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders
  Proceeds from financing obligations collateralized by accounts receivable      763,280
  Payments on financing obligations collateralized by accounts receivable     (1,215,731)
  Proceeds from issuance of common stock                                       2,236,265
  Costs incurred to secure capital                                              (182,456)
  Proceeds from notes receivable                                                 500,000

      Net cash provided by (used in) financing activities                      2,101,358
----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                  560,423

CASH AND CASH EQUIVALENTS, beginning of year                                      48,467
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                     $   608,890   $      -
====================================================================================================


NON CASH INVESTING AND FINANCING ACTIVITIES:
  Stock options issued for services                                          $   277,751
  Accrued salaries exchanged for common stock                                $   979,495
  Debt and accrued interest exchanged for common stock                       $   275,890
  Convertible note payable and interest in exchange for note payable         $ 3,547,917
  Discount on convertible note payable                                       $ 2,483,542
====================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                 $     2,400
  Cash paid for interest                                                     $   101,147
====================================================================================================

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

NOTE  1 - DESCRIPTION  OF  COMPANY:

          Amnis Systems Inc., a Delaware corporation, and its whole owned subsidiary, Optivision, Inc. ("Company" combined) makes hardware and software products for the creation, management and transmission of compressed high-quality digital video over broadband computer networks. Our network video products are distributed primarily in the United States of America, Europe, and Pacific Rim countries through a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs. Our products are used in diverse applications such as distance learning, corporate training, video courier services, surveillance, telemedicine and visual collaboration.


NOTE  2 - GOING  CONCERN:

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

                                                              AMNIS SYSTEMS INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The stockholders' equity of the Company, after the April 16th business combination with Optivision, has resulted in a substantial deficit that is compounded by its working capital deficit of $3,340,018 at March 31, 2002 and negative cash flow from operations of $1,532,209 for the quarter ended March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

          b.   Risks  due  to  Concentration  of  Significant  Customers
               ---------------------------------------------------------

               Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During 2001, our top four customers accounted for 52% of our net revenues. Additionally, as of December 31, 2001, approximately 44% of our accounts receivable were concentrated with five customers. During the three months ended March 31, 2002, our top five customers accounted for 58% of our net revenues.

               As of March 31, 2002, approximately 71% of our accounts receivable were concentrated with seven of our customers.

          c.   Inventories
               -----------

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

                                                              AMNIS SYSTEMS INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


               Inventories consist of the following at March 31, 2002:

               Raw  Materials                                     $     262,067
               Work-in-process                                          499,339
               Demonstration  Inventory                                 118,905
               -----------------------------------------------------------------
                                                                        880,311
               Reserve for inventory obsolescence and
                 demonstration inventory refurbishing costs            (224,079)
               -----------------------------------------------------------------
                                                                   $     656,232
               =================================================================

               Certain of the Company's products contain components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.


NOTE 4 -  ACCOUNTS  PAYABLE  -  MORATORIUM:

          On January 30, 2002, we successfully negotiated a work-out agreement plan with the creditors of Optivision Inc., under which the Company will pay the creditors of Optivision Inc. $0.35 for every $1.00 owed on debt listed on the balance sheet as Accounts Payable-moratorium. As of the date of this report, the Company was current with all payments under the agreement. In accordance with the work-out agreement, the debt was settled in June 2002.


NOTE 5 -  CONVERTIBLE NOTES PAYABLE:

          On January 14 2002, the Company issued a convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, president, chief executive officer, and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision Inc. to meet operating expenses. At any time, Mr. Liccardo may elect to convert the note to Common stock of the Company at $ 0.35 per share, subject to adjustment related to fluctuations in the stock price.

                                                              AMNIS SYSTEMS INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


          The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of January 14, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On January 14, 2002, the Company recorded a discount of $2,483,542. This discount is being amortized from the date of issuance of the convertible note through the stated redemption date. The carrying value of this debenture approximates its fair value.


NOTE 6 -  LOSS PER SHARE:

          The basic loss per share was calculated based on a weighted average number of shares outstanding of 15,400,188 and 13,566,602 at March 31, 2002 and 2001, respectively. Since we have a loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants, convertible debt and other common stock equivalents would be anti-dilutive.


NOTE 7 -  FINANCING:

          Between February 14, 2002 and February 21, 2002 the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and one warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share subject to adjustment related to stock price fluctuations. The total selling price of these units was $1,800,000.

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


NOTE 8 -  OTHER CAPITAL TRANSACTIONS:

          During the quarter ended March 31, 2002, we settled with our employees for unpaid compensation by issuing additional stock options in lieu of cash in the amount of $979,495.

                                                              AMNIS SYSTEMS INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


          In February 2002, we issued 10,000 shares of our common stock to a corporate service provider for the engagement of the service provider for certain services to be rendered to us over a three month period.


NOTE 9 -  SUBSEQUENT EVENTS:

          On June 17, 2002, our Board of Directors adopted the 2002 Stock Plan. 20,000,000 shares are authorized for issuance of which none have been granted through June 17, 2002.

          On June 18, 2002, we issued and sold two 12% two-year convertible notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment in stock price fluctuations.

          On June 25, 2002, we amended its certificate of incorporation to increase the total number of shares authorized to 420,000,000; 400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001.


NOTE 10 - BUSINESS COMBINATION:

          On April 16, 2001, we effected a business combination with Optivision, Inc. (Optivision) by exchanging 4,459,063 shares of our common stock for all of the common stock of Optivision. The principal business of Optivision is making hardware and software products for the creation, management and transmission of compressed high-quality video over broadband computer networks. The purchase price of $12,221,884 was determined by using a 5 day range of the average of the Company stock price of $2.74 per share. The combination has been accounted for under the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of Optivision subsequent to April 16, 2001.

          The following unaudited proforma information summarizes the annual results of operations as if the business combination were affected as of January 1, 2000:

                                                     2001              2000

          Net Sales                             $  4,095,755     $   3,574,090
          Net Loss                              $ (5,432,172)    $  (5,419,655)
          ---------------------------------------------------------------------

          Basic and Dilutive Loss per Share     $      (0.21)    $       (0.18)
          ---------------------------------------------------------------------

                                                              AMNIS SYSTEMS INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 11 - RESTATEMENT  OF  FINANCIAL  STATEMENTS:

          The unaudited interim consolidated financial statements have been restated as a result of the Company's determination that it did not meet all of the criteria under Accounting Principles Board Opinion No. 16 "Business Combinations" for a pooling of interests.

          The information below shows the results included in these financial statements and those previously reported under the pooling of interests method:

                                                   Purchase     Pooling of
                                                    Method       Interest
          For the quarter ended March 31, 2002:

             Net Sales                           $   246,071   $   246,071
             Net Loss                            $(2,107,643)  $(2,107,643)

             Basic and Dilutive Loss per Share   $     (0.14)  $     (0.14)
             --------------------------------------------------------------

          For the quarter ended March 31, 2001:

             Net Sales                           $         -   $ 1,333,858
             Net Loss                            $   (25,100)  $(1,544,913)

            Basic and Dilutive Loss per Share    $      0.00   $     (0.23)
             --------------------------------------------------------------

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
          OPERATION

     Management's discussion and analysis or plan of operation is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. Accordingly, the following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

INTRODUCTION

     Amnis Systems Inc., a Delaware consolidated corporation, makes hardware and software products for the creation, management and transmission of high-quality digital video over computer networks. Our products are distributed worldwide through a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs. Our products are used in diverse applications such as interactive distance learning, corporate training, video content distribution, video surveillance and telemedicine.

     On April 16, 2001, we merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as an acquisition under the purchase method of accounting. As a result of the merger, Optivision became our wholly-owned subsidiary.

     The accompanying historical consolidated financial statements and notes for the first quarter of 2001 reflect only the financial results of Amnis Systems Inc., since the merger between Amnis Systems and Optivision did not take place until April 16, 2001. As a result, Amnis Systems' first quarter 2001 historical operating results and financial condition are not comparable to the first quarter 2002 because of the merger. Accordingly, in order to enhance comparability and make an analysis of the first quarter 2002 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon unaudited pro forma financial information for the first quarter of 2001 as if the merger had occurred on January 1, 2000. Unaudited pro forma Consolidated Statements of Operations for each period are inserted at the beginning of each section as a reference for that discussion.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to future events, the outcome of which is subject to certain risks, which could cause actual results to differ from those contained in the forward-looking statements, and which include those risks set forth herein and those risks identified in our other filings with the SEC. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements.

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. However, the inclusion of forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved. The forward-looking statements contained in this report are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to (and expressly disclaims any such obligation to) update or alter the forward-looking statements, whether as a result of such changes, new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

RESULTS OF OPERATIONS

First Quarter of 2002 Compared to First Quarter 2001

   UNAUDITED PRO FORMA COMPARISON OF THE CONSOLIDATED STATEMENTS OF OPERATIONS


For the First Quarter Ended March 31,       2002          2001
==================================================================
SALES                                   $   246,071   $ 1,333,858
COST OF GOODS SOLD                          287,496       803,192
------------------------------------------------------------------

     Gross margin                           (41,425)      530,666
OPERATING EXPENSES
  Research and development                  175,359       666,017
  Sales and marketing                       440,572       742,565
  General and administrative                721,313       526,428
------------------------------------------------------------------
                                          1,337,244     1,935,010
------------------------------------------------------------------

     Loss from operations                (1,378,669)   (1,404,344)
OTHER INCOME (EXPENSE)
  Interest expense, net                    (769,457)     (183,058)
  Other, net                                 (1,019)       42,489
------------------------------------------------------------------
     Total other (expense)                 (149,590)     (140,569)
------------------------------------------------------------------

NET LOSS                                $(2,107,643)  $(1,544,813)
==================================================================

BASIC AND DILUTIVE LOSS PER SHARE       $     (0.14)  $     (0.23)
==================================================================

     Revenues for the three months ended March 31, 2002 were $246,071, a decrease of approximately 81.5% over revenues of $1,333,858 for the three months ended March 31, 2001. Revenues for this quarter were impacted by delayed decision-making late in our sales cycle that postponed several large deals beyond our first quarter. Our prior two quarters were $659,492 and $477,354 for the three-month periods ending December 31, 2001 and September 30, 2001, respectively. Our pipeline of new business opportunities is now growing and bringing us strong optimism about our long-term future in spite of the tough short-term macro economic environment. (Historical revenues were $0.0 for the three months ended March 31, 2001).

     As a result of strong cost controls, the net loss for the three months ended March 31, 2002 of $2,107,643, aften excluding the non cash amortization of the discount on a note payable of $659,036, is a decrease of 6.2% over the prior year first quarter loss of $1,544,913 in spite of a 81% drop in revenue. (The historical net loss of $25,100 for the prior year first quarter was from general and administrative expenses).

     Cost of goods sold decreased $515,696 from $803,192 to $287,496 for the three months ended March 31, 2002, yet we experienced a negative gross margin since revenue, were not sufficient to cover our manufacturing overhead. (Historical prior year first quarter cost of goods sold was $0.0).

     Research and development expenses were $175,359 for the three months ended March 31, 2002, as compared to $666,017 for the three months ended March 31, 2001, a decrease of 73.7%. This decrease is in line with cost reductions necessary as a result of the economic slowdown and our revenue slowdown. We do expect modest increases in future quarters to support development of the new network digital video products. (Historical research and development expenses for the first quarter 2001 were $0.0).

     Sales and marketing expenses for the three months ended March 31, 2002 were $440,572, as compared to $742,565 for the three months ended March 31, 2001, a decrease of 40.7%. Again, this decrease is consistent with cost reductions necessary as a result of the economic slowdown and our revenue slowdown. However, we do expect quarterly expenses to increase in light of our stronger emphasis on trade show activity and increases in our sales organization. (Historical sales and marketing expenses for the first quarter 2001 were $0.0).

     General and administrative costs were $721,313 for the three months ended March 31, 2002, as compared to $526,428 for the three months ended March 31, 2001, an increase of $194,885. During the quarter we recorded $277,751 of non-cash consulting contracts for services covering strategic planning, mergers and acquisition activity and corporate financing. Cash expenses decreased $82,866, or 15%, as a result of decreased expenditures necessitated by the economic and revenue slowdown. (Historical general and administrative expenses for the three months ended March 31, 2001 were $25,100).

     Interest and other expense, net was $769,457 for the three months ended March 31, 2002 as compared to $183,058 for the three months ended March 31, 2001. This increase includes the non cash amortization of the discount on a note payable of $659,036.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had cash and cash equivalents of $608,890 compared to $42,467 at December 31, 2001. During the three months ended March 31, 2002, our negative working capital position improved by over $3 million primarily due to the receipt of proceeds from the issuance of the first tranche of $500,000 in principal amount of convertible debentures from Bristol Investment Fund, Ltd., the receipt of proceeds from a $1.8 million unit financing in February 2002, the reduction of past due and accrued salary due employees of approximately $990,000 through the issuance of stock options, and the conversion of a $250,000 note payable together with accrued interest thereon into shares of our common stock. In June 2002, our balance sheet was further strengthened with the receipt of proceeds from the issuance of $450,000 in principal amount of convertible notes and the elimination of approximately $3.2 million in debt with the final payment under a work out agreement with the creditors of Optivision which resulted in the forgiveness of approximately $1.1 million of debt, the conversion of $2,050,000 in principal amount of a convertible note by Mr. Liccardo, our president, chief executive officer and chairman of the board, into shares of our common stock.

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

     We had continuing operating losses of $3,307,829, excluding goodwill amortization and $1,378,669 for the year ended December 31, 2001 and the first quarter of 2002, respectively. Although we currently expect to break even in 2004, we expect to incur operating losses over the next two years of between $4 million and $6 million in total. So, in order to sustain our operations, finance our growth and achieve our strategic objectives until then, we currently estimate that we will need additional funding of between $4 million and $6 million in total. Management has implemented measures to increase cash flows through increases in revenue and cost-cutting measures and is actively pursuing additional sources of funding. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 26, 2002           AMNIS SYSTEMS INC.


                                By:  /s/  Lawrence L. Bartlett
                                   ----------------------------------------
                                   Lawrence L. Bartlett
                                   Vice President, Secretary and Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS



Unaudited Condensed Consolidated Balance Sheet as of March 31, 2002 and March 31, 2001. . .  2

Unaudited Condensed Consolidated Statement of Operations for the three-month periods  ended  March  31,  2002  and  March  31,  2001. . . . . . . . . . . . . . . .  3

Unaudited Condensed Consolidated Statement of Cash Flows for the three-month periods  ended  March  31,  2002  and  March  31,  2001. . . . . . . . . . . . . . . .  4

Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .  5