Form 10QSB
period 2002-06-30
AMNIS SYSTEMS INC
filed 2002-08-14
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended:  June  30,  2002

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 13, 2002: 48,287,184 shares of Common Stock.

Transitional  Small  Business Disclosure Format (check one):  [ ] Yes   [X] No

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

     This information is contained on pages F-1 through F-9 of this report and is incorporated into this Item 1 by reference.

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

     The accompanying historical consolidated financial statements and notes for the second quarter of 2002 reflect only the financial results of Amnis Systems Inc., until the merger between Amnis Systems and Optivision which took place on April 16, 2001.

     As a result, Amnis Systems' second quarter 2002 and year to date June 30, 2002 historical operating results and financial condition are not comparable to the same periods in 2001. In order to enhance comparability and make an analysis of the three-month and six-month periods ended June 30, 2002 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon unaudited pro forma financial information for the three-month and six-month periods ended June 30, 2001 as if the merger had occurred on January 1, 2000. In order to maintain comparability and enhance clarity, goodwill amortization has been excluded from the comparison. In addition, the extraordinary item of debt forgiveness of $1,042,177 in 2002 and the non-cash amortization of discount on note payable of $484,135 and $1,105,020 for the three and six months ended June 30, 2002, respectively, have been excluded from the comparison. The unaudited pro forma Consolidated Statements of Operations for each period are inserted at the beginning of "Results of Operations" section as a reference for that discussion.

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

RESULTS OF OPERATIONS

Second quarter of 2002 compared to second quarter of 2001


                 UNAUDITED PRO FORMA COMPARISON OF THE CONSOLIDATED STATEMENT OF OPERATIONS

                                                               June 30                     June 30
For three months and six months ended, respectively       2002          2001          2002          2001
----------------------------------------------------  ------------  ------------  ------------  ------------
SALES                                                 $   459,209   $ 1,625,051   $   705,280   $ 2,958,909
COST OF GOODS SOLD                                        473,527       842,226       761,023     1,645,418
----------------------------------------------------  ------------  ------------  ------------
    Gross margin                                          (14,318)      782,825       (55,743)    1,313,491
OPERATING EXPENSES
  Research and development                                304,740       571,720       479,829     1,237,737
  Sales and marketing                                     529,739       735,747       970,311     1,478,312
  General and administrative                              647,770       420,133     1,369,083       921,463
----------------------------------------------------  ------------  ------------  ------------  ------------
                                                        1,481,979     1,727,600     2,819,223     3,637,512
----------------------------------------------------  ------------  ------------  ------------  ------------
      Loss from operations                             (1,496,297)     (944,775)   (2,874,966)   (2,324,021)
OTHER INCOME (EXPENSE)
  Interest expense, net                                  (149,656)      (86,418)     (298,228)     (270,845)
  Other, net                                                   30        (6,470)       40,513        36,019
----------------------------------------------------  ------------  ------------  ------------  ------------
       Total other (expense)                             (149,626)      (92,888)     (256,115)     (234,826)
----------------------------------------------------  ------------  ------------  ------------  ------------
      Net loss                                        $(1,645,923)  $(1,037,663)  $(3,132,681)  $(2,558,847)
----------------------------------------------------  ------------  ------------  ------------  ------------

BASIC AND DILUTIVE LOSS PER COMMON SHARE                   (0.083)       (0.091)       (0.162)       (0.225)


     Revenues for the three months ended June 30, 2002 were $459,209, a decrease of approximately 71% over revenues of $1,625,051 for the three months ended June 30, 2001. Revenues for the six months ended June 30, 2002 were $705,280, a decrease of approximately 76% over revenues of $2,958,909 for the six months ended June 30, 2001. Our revenues continue to be impacted by delayed decision-making late in our sales cycle that postponed several large deals beyond our first and second quarter. Our prior two quarters' sales were $246,071 and $659,492 for the three-month periods ended March 30, 2002 and December 31, 2001, respectively. Our pipeline of new business opportunities is still growing and continues to bring us strong optimism about our long-term future in spite of the tough short-term macro economic environment. (Historical revenues were $1,227,032 for the three and six months ended June 30, 2001).

     Research and development expenses were $304,740 for the three months ended June 30, 2002, as compared to $571,720 for the three months ended June 30, 2001. Research and development expenses were $479,829 for the six months ended June 30, 2002, as compared to $1,237,737 for the six months ended June 30, 2001.
This decrease is in line with cost reductions necessary as a result of the economic slowdown and our revenue slowdown. We do expect modest increases in future quarters to support development of the new network digital video products. (Historical research and development expenses for the three and six months ended June 30, 2002 were $304,470 and $479,829, respectively, compared to $457,950 for the three months and six months ended June 30, 2001).

     Sales and marketing expenses for the three months ended June 30, 2002 were $529,739, due to a stronger emphasis on trade show activity and increases in our sales organization, as compared to $735,747 for the three months ended June 30, 2001. Sales and marketing expenses for the six months ended June 30, 2002 were $970,311, as compared to $1,478,312 for the six months ended June 30, 2001. Again, this decrease is consistent with cost reductions necessary as a result of the economic slowdown and our revenue slowdown. (Historical sales and marketing expenses for the three and six months ended June 30, 2002 were $529,739 and $970,311, respectively, compared to $609,469 for the three months and six months ended June 30, 2001).

     General and administrative costs were $647,770 for the three months ended June 30, 2002, as compared to $420,133 for the three months ended June 30, 2001. General and administrative costs were $1,369,083 for the six months ended June 30, 2002, as compared to $921,463 for the six months ended June 30, 2001. During the second quarter of 2002 we recorded $77,256 of non-cash consulting contracts for services covering strategic planning, mergers and acquisition activity and corporate financing bringing the total for the six months to $355,007. Cash expenses increased approximately 10%, compared to 2001, as a result of increases in legal and audit expense associated with the change in accounting for the merger in 2001 from pooling to purchase accounting and preparation of related SEC filings. (Historical general and administrative expenses for the three and six months ended June 30, 2002 were $647,770 and $1,369,083, respectively, compared to $366,391 for the three and six month periods ended June 30, 2001).

     Interest and other expense, net was $149,626 for the three months ended June 30, 2002, as compared to $92,888 for the three months ended June 30, 2001. Interest and other expense, net was $256,115 for the six months ended June 30, 2002, as compared to $234,826 for the six months ended June 30, 2001. The increase was primarily due to accruing interest on shareholder loans. (Historical interest and other expense, net for the three and six months ended June 30, 2002 were $633,761 and $1,361,135 (which includes the non-cash amortization of discount on note payable of $1,154,461), respectively, compared to $80,848 for the three and six months ended June 30, 2001).

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had cash and cash equivalents of $44,593, compared to $608,890 at March 31, 2002. During the three months ended June 30, 2002, our negative working capital position improved by approximately $1.4 million. In June 2002, we received the proceeds from the issuance of $450,000 in principal amount of convertible notes. The moratorium creditors debt was reduced by approximately $1.5 million, of which $1.1 million in debt forgiveness was recognized with the final payment under the related work out agreement. Mr.

Liccardo, our president, chief executive officer and chairman of the board, converted $2,050,000 in principal amount of a convertible note into shares of our common stock. These improvements were offset by a reduction in cash and current assets of $648,000, an increase in other current liabilities of $430,000 and a reduction in the discount on convertible note payable of $1.031 million.

     In December 2001, pursuant to a financing agreement between us and Bristol Investment Fund, Ltd. for a total of $1,000,000 of convertible debentures and up to $1,385,000 of investment options and warrants, we received a first tranche of financing through the issuance of a $500,000 convertible debenture. Bristol Investment Fund, Ltd. is committed to provide us with the second tranche of financing in the amount of $500,000 through the issuance of a convertible debenture within ten business days after the effective date of a registration statement covering the resale of the shares issuable upon conversion of the debentures and exercise of the related warrants and investment options. Management proposes to file the amended registration statement in August, but cannot be certain as to how long it will take for SEC approval or whether such approval will ever be obtained. Receipt of this additional convertible debenture financing and financing through the exercise of the related investment options and warrants will be critical for us to continue operations through 2002.

     We had continuing operating losses of $3,307,829, excluding goodwill amortization of $17,877,694 for the year ended December 31, 2001. Operating losses were $1,378,669 for the first quarter of 2002 and $1,496,297 for the second quarter 2002. Although we currently expect to break even in 2004, we expect to incur operating losses over the next two years of between $4 million and $6 million in total. So, in order to sustain our operations, finance our growth and achieve our strategic objectives until then, we currently estimate that we will need additional funding of between $4 million and $6 million in total. Management has implemented measures to increase cash flows through increases in revenue and cost-cutting measures and is actively pursuing
additional sources of funding.   Financing transactions may include the issuance
of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

                           PART II - OTHER INFORMATION


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the three months ended June 30, 2002, we issued and sold securities not registered under the Securities Act of 1933, as amended, as follows:

     (1) In May 2002, we issued to an unaffiliated corporate service provider 250,000 shares of our common stock for public relations and corporate communications services to be rendered to us over a four month period.

     (2) In June 2002, we issued and sold to two unaffiliated accredited investors two 12% two-year convertible notes in the aggregate principal amount of $450,000 convertible at each holder's option at any time into shares of our common stock at the lesser of 70% of the average of the lowest three intraday trading prices of our common stock during the 20 trading day period ending one trading day prior to the date of conversion or $0.385 per share, and warrants exercisable for up to 135,000 shares of our common stock at an exercise price of approximately $0.13 per share, subject to adjustment.

     (3) In June 2002, in connection with the convertible note financing transaction, we issued to two qualified corporate investors 2,062,500 shares of our common stock pursuant to the exercise of the reset option included in the units, as amended, issued to these investors in February 2002.

     (4) In June 2002, we issued to Michael A. Liccardo, our president, chief executive officer and chairman of the board of directors (i) 26,623,377 shares of our common stock pursuant to the conversion of $2,050,000 of principal of the convertible note that we had issued to Mr. Liccardo on January 14, 2002, and (ii) a replacement note of $1,612,763.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     AMENDMENT TO CERTIFICATE OF INCORPORATION INCREASING THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK. By written consent dated as of June 20, 2002, stockholders owning 31,806,463 shares of our common stock, or approximately 66.5% of our then outstanding common stock, approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 400,000,000.

     APPROVAL OF 2002 STOCK PLAN. By written consent dated as of June 20, 2002, a stockholder owning 27,868,677 shares of our common stock, or approximately 58.3% of our then outstanding common stock, approved our 2002 Stock Plan. The Plan authorizes our board of directors to grant options and stock purchase rights to purchase up to a total of 20,000,000 shares of our common stock to our employees, directors and consultants, and employees, directors and consultants of our subsidiaries.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)      EXHIBITS

     4.1*     Form  of  Convertible Note dated as of June 18, 2002 issued by the
Issuer to each of Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership

     4.2*     Form  of  Warrant  issued  pursuant  to  each  Amended  Unit
Subscription Agreement dated as of June 18, 2002 between the Issuer and each of Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership

     4.3*     Form  of  Warrant  issued pursuant to each Convertible Note dated as  of  June  18,  2002  between  the  Issuer  and  each  of  Alpha  Capital
Aktiengesellschaft  and  Stonestreet  Limited  Partnership

     10.1*     2002  Stock  Plan

     10.2*     Form  of Amended Unit Subscription Agreement dated as of June 18,
2002 between the Issuer and each of Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership

     10.3*     Form  of  Subscription  Agreement to Convertible Note dated as of
June 18, 2002 between the Issuer and each of Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *        Previously  filed  on  Form  8-K  on  June  27,  2002

     (b)      REPORTS  ON  FORM  8-K

     We filed the following current reports on Form 8-K during the quarter ended June 30, 2002:

     (1) On May 9, 2002, we filed a second amendment to the Current Report on Form 8-K that we had filed on May 1, 2001, in which we reported Item 7 "Financial Statements and Exhibits" and filed the following financial statements:

          (i) The audited balance sheet of Optivision as of December 31, 2000 and statements of operations, stockholders' deficit and cash flows for the eight months then ended, together with the report of Hood & Strong LLP thereon, and the unaudited balance sheets, statements of operations and cash flows for the eight months ended December 31, 1999, together with the report of Hood and Strong thereon;

          (ii) The audited balance sheets of Optivision as of April 30, 2000 and 1999 and statements of operations, stockholders' deficit and cash flows for the fiscal years then ended, together with the report of Hood & Strong LLP thereon; and

          (iii) Our unaudited pro forma condensed balance sheet as of December 31, 2000 and unaudited pro forma condensed statements of operations for the years ended December 31, 2000 and April 30, 2000.

     (2) On June 27, 2002, we filed a Current Report on Form 8-K in which we reported Item 5 "Other Events".

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2002        AMNIS  SYSTEMS  INC.

                              By:  /s/  Lawrence L. Bartlett
                                  ---------------------------------------------
                                  Lawrence  L.  Bartlett
                                  Vice President, Secretary and Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS
Unaudited  Condensed  Consolidated  Balance  Sheet
      as of June 30, 2002 and March 31, 2002 .  . . . . . . . . . . . . . . . . . . F-1
Unaudited  Condensed  Consolidated  Statement  of  Operations
      for the six and three-month periods ended June 30, 2002 and June 30, 2001 . . F-2
Unaudited  Condensed  Consolidated  Statement  of  Cash  Flows
      for the six-month periods ended June 30, 2002 and June 30, 2001 . . . . . . . F-3
Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . .    F-4 to F-9

                                                                                 AMNIS SYSTEMS INC.

                                                                         CONSOLIDATED BALANCE SHEET
                                                                                        (UNAUDITED)
===================================================================================================

                                                                   June 30, 2002    March 31, 2002
---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                            $       44,593   $       608,890
  Accounts receivable, net of allowance for doubtful
   accounts of $236,000 for June 30 and March 31, 2002                   118,585            38,879
  Inventories                                                            604,802           656,232
  Prepaid expenses and other                                             196,583           308,315
---------------------------------------------------------------------------------------------------

    Total current assets                                                 964,563         1,612,316
---------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Machinery and equipment                                              1,899,335         1,894,221
  Demonstration equipment                                                456,752           456,648
  Furniture and fixtures                                                 496,433           494,700
  Leasehold improvements                                                 351,111           351,111
---------------------------------------------------------------------------------------------------

                                                                       3,203,631         3,196,680

  Less:  Accumulated depreciation and amortization                    (3,063,884)       (3,052,388)
---------------------------------------------------------------------------------------------------

    Property and equipment, net                                          139,747           144,292
---------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                   0            84,890
---------------------------------------------------------------------------------------------------

                                                                  $    1,104,310   $     1,841,498
===================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Bank overdraft                                                  $       93,374   $             0
  Financing obligations collateralized by accounts receivable            628,148           576,832
  Stockholders' notes payable                                            105,000           105,000
  Accounts payable - moratorium                                                0         1,461,500
  Accounts payable - other                                               490,213           347,092
  Accrued salaries                                                       170,109           112,220
  Accrued vacation                                                       220,999           200,427
  Accrued interest payable                                                63,644            87,364
  Convertible notes payable                                            1,612,763         3,547,917
  Discount on convertible note payable                                  (831,860)       (1,862,657)
  Deferred rent                                                           52,079            80,486
  Deferred revenue                                                        36,368            39,163
  Other accrued expenses                                                 309,538           256,990
---------------------------------------------------------------------------------------------------

    Total current liabilities                                          2,950,375         4,952,334

LONG-TERM LIABILITIES
  Sublease deposits                                                            0            72,800
  Convertible notes payable                                              950,000           500,000
  Discount on convertible note payable                                  (478,423)         (267,045)
---------------------------------------------------------------------------------------------------

    Total Liabilities                                                  3,421,952         5,258,089
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 authorized; none outstanding
   in June, 2002 and March, 2002
  Common stock, $0.0001 par value:
   Authorized - 400,000,000 and 100,000,000 shares in  Jun. 2002 and Mar. 2002, respectively
   Issued and outstanding - 47,863,933 and 17,960,414 for
   Jun. 2002 and Mar. 2002, respectively                                   4,787             1,796
  Additional Paid-in Capital                                          22,670,755        20,486,915
  Accumulated deficit                                                (24,993,184)      (23,905,302)
---------------------------------------------------------------------------------------------------

    Total stockholders' deficit                                       (2,317,642)       (3,416,591)
---------------------------------------------------------------------------------------------------

    Total liabilities and stockholder's deficit                   $    1,104,310   $     1,841,498
===================================================================================================

                                                                                                      AMNIS SYSTEMS INC.

                                                                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                             (UNAUDITED)

========================================================================================================================
                                                                  June 30                           June 30
                                                      --------------------------------  --------------------------------
For three months and six months ended, respectively        2002             2001             2002             2001
------------------------------------------------------------------------------------------------------------------------
SALES                                                 $      459,209   $    1,227,032   $      705,280   $    1,227,032

COST OF GOODS SOLD                                           473,527          645,960          761,023          645,960
------------------------------------------------------------------------------------------------------------------------

    Gross margin                                             (14,318)         581,072          (55,743)         581,072

OPERATING EXPENSES
  Research and development                                   304,470          457,950          479,829          457,950
  Sales and marketing                                        529,739          609,469          970,311          609,469
  General and administrative                                 647,770          366,391        1,369,083          366,391
  Goodwill amortization                                            0          744,904                0          744,904
------------------------------------------------------------------------------------------------------------------------

                                                           1,481,979        2,178,714        2,819,223        2,178,714
------------------------------------------------------------------------------------------------------------------------

      Loss from operations                                (1,496,297)      (1,597,642)      (2,874,966)      (1,597,642)

OTHER INCOME (EXPENSE)
  Interest expense, net                                     (633,791)         (75,662)      (1,403,248)         (75,662)
  Other, net                                                      30           (5,186)          42,113           (5,186)
------------------------------------------------------------------------------------------------------------------------

       Total other (expense)                                (633,761)         (80,848)      (1,361,135)         (80,848)
------------------------------------------------------------------------------------------------------------------------

Net loss before taxes and extraordinary item              (2,130,058)      (1,678,490)      (4,236,101)      (1,678,490)

  Income Tax                                                                                    (1,600)

Loss before extraordinary item                        $   (2,130,058)  $   (1,678,490)  $   (4,236,101)  $   (1,678,490)
------------------------------------------------------------------------------------------------------------------------

  Net extraordinary item-forgiveness of debt               1,042,177                0        1,042,177                0
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                              $   (1,087,881)  $   (1,678,490)  $   (3,195,524)  $   (1,678,490)
========================================================================================================================

BASIC AND DILUTIVE LOSS PER COMMON SHARE -
  BEFORE EXTRAORDINARY ITEM                           $       (0.095)  $       (0.159)  $       (0.213)  $       (0.090)

BASIC AND DILUTIVE LOSS PER COMMON SHARE ON
  EXRAORDINARY ITEM                                   $        0.046   $        0.000   $        0.052   $        0.000
------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTIVE LOSS PER COMMON SHARE              $       (0.049)  $       (0.159)  $       (0.161)  $       (0.090)
========================================================================================================================

                                                                                     AMNIS SYSTEMS INC.

                                                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                            (UNAUDITED)

=======================================================================================================
                                                                                      June 30
                                                                             --------------------------
For the six months ended                                                         2002          2001
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(3,195,524)  $(1,678,490)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Common stock issued for services                                             355,007        21,000
    Interest expense exchanged for common stock                                   25,890
    Interest expense exchanged for debt                                          458,385
    Employee salaries exchanged for stock options                              1,217,473
    Depreciation and amortization                                                 29,937       777,874
    Amortization of discount on note payable                                   1,180,840
    Loss on disposal of property and equipment                                     1,627
    Loss on extinguishment of debt                                                73,610
    Gain on extinguishment of debt                                            (1,115,787)
    Provision for allowance for doubtful accounts                                 64,375
    Provision for excess and obsolete inventories                                 65,546       151,772
  Decrease in accounts receivable                                                188,557       508,311
  (Increase) Decrease in inventories                                             (46,292)      350,646
  Increase in prepaid expenses and other assets                                  (28,774)       (5,684)
  Decrease in accounts payable moratorium                                       (445,713)
  Decrease in accounts payable                                                  (442,653)      (26,579)
  Decrease in accrued salaries                                                  (596,177)      (54,176)
  Increase (decrease) in accrued vacation                                        (53,834)       26,116
  Increase (decrease) in accrued interest                                       (317,460)       27,266
  Decrease in deferred rent                                                      (56,813)
  Decrease in deferred revenue                                                   (22,727)      (14,317)
  Increase (decrease) in other accrued liabilities                                 7,303      (947,337)
  Decrease in sublease deposits                                                  (72,800)
-------------------------------------------------------------------------------------------------------

    Net cash used in operating activities                                     (2,726,004)     (863,598)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from business combination                                                       11,720
  Purchases of property and equipment                                            (19,518)       (9,516)
-------------------------------------------------------------------------------------------------------

    Net cash used in investing activities                                        (19,518)        2,204
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                                 122,178
  Proceeds from financing obligations collateralized by accounts receivable      914,431
  Payments on financing obligations collateralized by accounts receivable     (1,315,566)     (120,118)
  Proceeds from issuance of common stock                                       2,281,865     1,000,000
  Costs incurred to secure capital                                              (182,456)
  Proceeds from notes receivable                                                 500,000
  Proceeds from issuance of convertible debt                                     450,000
  Bank Overdraft                                                                  93,374
-------------------------------------------------------------------------------------------------------

    Net cash provided by (used in) financing activities                        2,741,648     1,002,060
-------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                   (3,874)      140,666

CASH AND CASH EQUIVALENTS, beginning of year                                      48,467
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                     $    44,593   $   140,666
=======================================================================================================

NON CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock exchanged for acquisition of Optivision, Inc common stock     $             $12,221,884
  Common stock issued for services                                               355,007        21,000
  Accrued salaries exchanged for common stock                                  1,217,473
  Debt and accrued interest exchanged for common stock                           275,890
  Convertible note payable exchanged for common stock                          2,050,000
  Note payable and interest in exchange for convertible note payable           3,547,917
  Convertible note payable exchanged for convertible note payable              1,612,763
  Discount on convertible note payable                                           755,560
  Cancellation of shares of common stock                                           1,974
=======================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                 $     2,400
  Cash paid for interest                                                     $   195,842   $    59,725
=======================================================================================================

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. All adjustments for the second quarter ended June 30, 2002 were of a recurring nature except for extinguishment of debt. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended December 31, 2001 and 2000, with the Securities and Exchange Commission.

It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 1 -  DESCRIPTION  OF  COMPANY:

          Amnis Systems Inc., a Delaware corporation, and its wholly owned subsidiary, Optivision, Inc. ("Company" combined) makes hardware and software products for the creation, management and transmission of compressed high-quality digital video over broadband computer networks. Our network video products are distributed primarily in the United States of America, Europe, and Pacific Rim countries through a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs. Our products are used in diverse applications such as distance learning, corporate training, video courier services, surveillance, telemedicine and visual collaboration.


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

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The stockholders' equity of the Company, after the April 16th, 2001 business combination with Optivision, has resulted in a substantial deficit that is compounded by its current liabilities exceeding its current assets by $2,186,285 at June 30, 2002 and negative cash flow from operating activities of $2,726,004 for the six months ended June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

          b.   Risks  due  to  Concentration  of  Significant  Customers
               ---------------------------------------------------------

               Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During 2001, our top four customers accounted for 52% of our net revenues. Additionally, as of December 31, 2001, approximately 44% of our accounts receivable were concentrated with five customers. During the six months ended June 30, 2002, our top five customers accounted for 52% of our net revenues.

               As of June 30, 2002, approximately 83% of our accounts receivable were concentrated with seven of our customers.

          c.   Inventories
               -----------

               Inventories are stated at the lower of cost (first-in, first-out) or market. Provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at June 30, 2002. Due to competitive and market pressures, it is reasonably possible that additional provisions could be required in the future.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


               Inventories consist of the following at June 30, 2002:

               Raw Materials                                      $     285,213
               Work-in-process                                          387,366
               Demonstration Inventory                                   78,502
               -----------------------------------------------------------------
                                                                        751,081
               Reserve for inventory obsolescence and
                 demonstration inventory refurbishing costs            (146,279)
               -----------------------------------------------------------------
                                                                  $     604,802
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


NOTE 4 -  ACCOUNTS  PAYABLE  -  MORATORIUM:

          On January 30, 2002, we successfully negotiated a work-out agreement plan with the creditors of Optivision Inc., under which the Company will pay the creditors of Optivision Inc. $0.35 for every $1.00 owed on debt listed on the balance sheet as Accounts Payable-moratorium. In accordance with the work-out agreement, the debt was settled in June 2002 and an extraordinary gain of $1,115,787 was recorded for the portion of the debt forgiven.


NOTE 5 -  CONVERTIBLE  NOTES  PAYABLE:

          On January 14 2002, the Company issued a convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, president, chief executive officer, and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision Inc. to meet operating expenses. At any time, Mr. Liccardo may elect to convert the note to common stock of the Company at $0.35 per share, subject to adjustment related to the price of subsequent securities issuances by the Company to third parties.

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

          On June 18, 2002, Mr. Liccardo converted $2,050,000 in principal of the convertible note issued on January 14, 2002 and, in connection therewith, received 26,623,377 shares of common stock. The remaining principal and accrued interest was transferred to a new convertible note as of this date. The note provides that Mr. Liccardo may, at any time, elect to convert the outstanding principal of $1,612,763 of the convertible note and accrued interest thereon into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price through January 14, 2003, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like.

          The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of June 18, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On June 18, 2002 the Company recorded a discount of $882,276. This discount is being amortized from the date of issuance of the convertible note through the stated redemption date.

          As a result of the partial conversion $825,645 of the unamortized portion of the discount on convertible note payable was written-off to additional paid in capital. The exchange of the note resulted in a loss on extinguishment of debt of $73,610, and the remaining unamortized portion of the discount on convertible note payable of $603,292 related to the original note was written-off to additional paid in capital.

          On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and Common stock Purchase Warrants exercisable for up to 135,000 shares of our common stock, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock and the like to Alpha Capital Aktiengesellschaft and Stonstreet Limited Partnership, in a private financing transaction. Each Note is convertible at the holder's option at any time into shares of our common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of our common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. Since there are multiple components of the debentures, value was added to each component (warrants and debenture) based on their respective value. A discount on the debenture was calculated

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


          in two parts; first, the beneficial conversion feature on the debenture was valued as the difference between the purchase price of the conversion and the current trading price of the stock. Secondly, the warrants were valued using the Black Scholes Model. The combined total discount of $249,528 will be amortized over the two-year life of the debentures.


NOTE 6 -  LOSS  PER  SHARE:

          The basic loss per share for the six months ended June 30, 2002 and 2001 was calculated based on a weighted average number of shares outstanding of 19,862,250 and 18,641,437, respectively. The basic loss per share for the three months ended June 30, 2002 and 2001 was calculated based on a weighted average number of shares outstanding of 22,422,477 and 10,580,388, respectively. Since we have a loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants, convertible debt and other common stock equivalents would be anti-dilutive.


NOTE 7 -  FINANCING:

          In connection with the Convertible note financing transaction entered into on February 15, 2002, the Company amended, among other things, the terms of the reset option and warrant which were part of the Units issued on February 15, 2002. The amendment to the reset option provided that, among other things, the number of shares comprising each Unit was automatically increased by 11 shares and, at any time and from time to time but only one time for each Unit, until June 18, 2005, at the option of each purchaser, the number of shares comprising each Unit may be increased by the difference (rounded to the nearest whole share) between (A) $8.00 divided by 70% of the average of the lowest intraday trading prices for our common stock during the 20 trading day period ending one trading day prior to the date of exercise of such option, and (B) 21. The amendment to each Warrant reduced the exercise price to approximately $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combinations or reclassifications of the Company's capital stock and the like. A total of 2,062,500 shares were issued in connection with this amendment. No additional proceeds were received.

          On June 25, 2002, the Company amended its certificate of incorporation to increase the total number of shares authorized to 420,000,000:
          400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001

          The Company settled with its employees for unpaid compensation by issuing additional stock options in lieu of cash in the amount of $237,978.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


          On May 22, 2002, the Company issued 250,000 shares of its common stock for certain consulting services to be rendered to the Company over a four month period.

          On June 17, 2002 the Company's board of directors adopted the 2002 Stock Plan. 20,000,000 shares are authorized for issuances of which none have been granted through August 13, 2002.

NOTE 8 -  SUBSEQUENT EVENTS:

          As of the end of July 2002, the Company has been unable to pay its lease obligations, due to the departure of its sublessee, which now totals approximately $200,000. The landlord has agreed to meet with the Company to negotiate lease renewal and payment of past due amounts.

          On July 31, 2002, the Company settled with its employees for unpaid compensation by issuing additional stock in lieu of cash in the amount of $36,578.

          In July 2002, the Company issued 100,000 shares of its common stock to a corporate service provider in exchange for certain consulting services to be rendered to the Company.

          On August 8, 2002 pursuant to the Warrant Agreement with Bristol Investment Fund dated December 28, 2001, the Company reduced the exercise price of the warrant shares to $0.0436 per share and increased the number of warrant shares purchasable at such exercise price by 604,969.

NOTE 9 -  BUSINESS COMBINATION:

          On April 16, 2001, we effected a business combination with Optivision, Inc. (Optivision) by exchanging 4,459,063 shares of our common stock for all of the common stock of Optivision. The principal business of Optivision is making hardware and software products for the creation, management and transmission of compressed high quality video over broadband computer networks. The purchase price of $12,221,884 was determined by using a 5 day range of the average of the Company stock price of $2.74 per share. The combination has been accounted for under the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of Optivision subsequent to April 16, 2001.

Note 10 - RESTATEMENT OF FINANCIAL STATEMENTS:

          The unaudited interim consolidated statement of operations and cash flows for the period ended June 30, 2001 have been restated as a result of the Company's determination that it did not meet all of the criteria under Accounting Principles Board Opinion No. 16 "Business Combination for a pooling of interest."