Form 10QSB/A
period 2001-06-30
AMNIS SYSTEMS INC
filed 2002-08-15
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB/A

                                 Amendment No. 1
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of August 10, 2001: 11,369,597 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):   [ ] Yes     [X] No

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

     This information is contained on pages F-1 through F-10 of this report and is incorporated into this Item 1 by reference.

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

     The accompanying historical consolidated financial statements and notes for the second quarter of 2001 reflect only the financial results of Amnis Systems Inc., until the merger between Amnis Systems and Optivision which took place on April 16, 2001.

     As a result, Amnis Systems' second quarter 2001 and year to date June 30, 2001 historical operating results and financial condition are not comparable to the same periods in 2000. Accordingly, in order to enhance comparability and make an analysis of the three-month and six-month periods ended June 30, 2001 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon unaudited pro forma financial information for the three-month and six-month periods ended June 30, 2001 as if the merger had occurred on January 1, 2000. In order to maintain comparability and enhance clarity, goodwill amortization has been excluded from the comparison. The unaudited pro forma Consolidated Statements of Operations for each period are inserted at the beginning of "Results of Operations" section as a reference for that discussion.

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

RESULTS OF OPERATIONS

             UNAUDITED PRO FORMA COMPARISON OF THE CONSOLIDATED STATEMENT OF OPERATIONS

                                                               June 30                    June 30
For three months and six months ended, respectively       2001         2000          2001          2000
-----------------------------------------------------------------------------------------------------------
SALES                                                 $ 1,625,051   $  734,315   $ 2,958,909   $ 1,733,833
COST OF GOODS SOLD                                        842,226      395,658     1,645,418     1,098,268
-----------------------------------------------------------------------------------------------------------
    Gross margin                                          782,825      338,657     1,313,491       635,565
OPERATING EXPENSES
  Research and development                                571,720      317,492     1,237,737       674,748
  Sales and marketing                                     735,747      579,497     1,478,312     1,300,035
  General and administrative                              420,133      410,117       921,463       790,472
-----------------------------------------------------------------------------------------------------------
                                                        1,727,600    1,307,106     3,637,512     2,765,255
-----------------------------------------------------------------------------------------------------------
      Loss from operations                               (944,775)    (968,449)   (2,324,021)   (2,129,690)
OTHER INCOME (EXPENSE)
  Interest expense, net                                   (86,418)     (64,391)     (270,845)     (155,314)
  Other, net                                               (6,470)      51,639        36,019        63,627
-----------------------------------------------------------------------------------------------------------
       Total other (expense)                              (92,888)     (12,752)     (234,826)      (91,687)
-----------------------------------------------------------------------------------------------------------
      Net loss                                        $(1,037,663)  $ (981,201)  $(2,558,847)  $(2,221,377)
===========================================================================================================

BASIC AND DILUTIVE LOSS PER COMMON
SHARE                                                 $    (0.091)  $   (0.087)  $    (0.225)  $    (0.196)



     Historical results and comparisons are not commented on since we had no operations in 2000 and in 2001 we had operations beginning April 16, 2001. Please see the attached financial statements for our historical results.

     Revenues for the three months ended June 30, 2001 were $1,625,051, an increase of approximately 121% over revenues of $734,315 for the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 were $2,958,909, an increase of approximately 71% over revenues of $1,733,833 for the six months ended June 30, 2000.

     Research and development expenses were $571,720 for the three months ended June 30, 2001, as compared to $317,492 for the three months ended June 30, 2000. Research and development expenses were $1,237,737 for the six months ended June 30, 2001, as compared to $674,748 for the six months ended June 30, 2000. This increase is in line with our new product development efforts.

     Sales and marketing expenses for the three months ended June 30, 2001 were $735,747, as compared to $579,497 for the three months ended June 30, 2000. Sales and marketing expenses for the six months ended June 30, 2001 were $1,478,312, as compared to $1,300,035 for the six months ended June 30, 2000. The period-to-period variation is primarily attributable to expenses incurred in connection with the opening of our Hong Kong office.

     General and administrative costs were $420,133 for the three months ended June 30, 2001, as compared to $410,117 for the three months ended June 30, 2000. General and administrative costs were $921,463 for the six months ended June 30, 2001, as compared to $790,472 for the six months ended June 30, 2000.

     Interest and other expense, net was $92,888 for the three months ended June 30, 2001, as compared to $12,752 for the three months ended June 30, 2001. Interest and other expense, net was $234,826 for the six months ended June 30, 2001, as compared to $91,687 for the six months ended June 30, 2001. The increase was primarily due to accruing interest on shareholder loans.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 15, 2002           AMNIS SYSTEMS INC.

                                  By:  /s/  Lawrence L. Bartlett
                                      ------------------------------------------
                                      Lawrence L. Bartlett
                                      Vice President and Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGES
Unaudited Condensed Consolidated Balance Sheet as of June 30, 2001
and March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
Unaudited Condensed Consolidated Statement of Operations
for the three-month and six-month periods ended June 30, 2001 and June 30, 2000 . . . . . . . . . . . . .. . . . . . . . . . . . .  F-2
Unaudited Condensed Consolidated Statement of Cash Flows
for the six-month periods ended June 30, 2001 and June 30, 2000. . .  F-3
Notes to Unaudited Consolidated Financial Statements . . . . . . . .  F-4 - F-10

                                                                                                  AMNIS SYSTEMS INC.

                                                                                          CONSOLIDATED BALANCE SHEET
                                                                                                         (UNAUDITED)
====================================================================================================================

                                                                                    June 30, 2001    March 31, 2001
--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                             $      140,666   $             0
  Accounts receivable, net of allowance for doubtful
   accounts of $300,375                                                                   499,290                 0
  Note receivable - Optivision                                                                  0         1,000,000
  Inventories                                                                             511,483                 0
  Prepaid expenses and other                                                               25,881                 0
--------------------------------------------------------------------------------------------------------------------

                Total current assets                                                    1,177,320         1,000,000
--------------------------------------------------------------------------------------------------------------------

INVESTMENTS                                                                                     0                 0
GOODWILL                                                                               17,132,790                 0
PROPERTY AND EQUIPMENT
  Machinery and equipment                                                               2,106,361                 0
  Demonstration equipment                                                                 487,026                 0
  Furniture and fixtures                                                                  525,293                 0
  Leasehold improvements                                                                  351,111                 0
--------------------------------------------------------------------------------------------------------------------

                                                                                        3,469,791                 0

  Less:  Accumulated depreciation and amortization                                     (3,193,953)                0
--------------------------------------------------------------------------------------------------------------------

                Property and equipment, net                                               275,838                 0
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                               93,270                 0
--------------------------------------------------------------------------------------------------------------------

                                                                                   $   18,679,218   $     1,000,000
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Bank overdraft                                                                   $            0   $             0
  Financing obligations collateralized by accounts receivable                           1,018,525                 0
  Stockholders' notes payable                                                           2,694,375                 0
  Accounts payable - moratorium                                                         1,561,500
  Accounts payable - other                                                                510,406            25,100
  Deferred rent                                                                           199,195                 0
  Accrued liabilities                                                                   1,386,992                 0
  Other current liabilities                                                                59,442                 0
--------------------------------------------------------------------------------------------------------------------

                Total current liabilities                                               7,430,435            25,100


STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 authorized; none outstanding in June or March 2001
  Common stock, $0.0001 par value:
    Authorized - 100,000,000 shares in June and March, 2001
    Issued and outstanding - 11,369,597 shares and 6,897,534 shares
    in June and March, respectively                                                         1,137               689
  Additional Paid-in Capital                                                           13,064,289         1,112,364
  Accumulated deficit                                                                  (1,816,643)         (138,153)
--------------------------------------------------------------------------------------------------------------------

                Total stockholders' deficit                                            11,248,783           974,900
--------------------------------------------------------------------------------------------------------------------

                Total liabilities and stockholder's deficit                        $   18,679,218   $     1,000,000
====================================================================================================================

                                                                                   AMNIS SYSTEMS INC.

                                                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                          (UNAUDITED)
=====================================================================================================
                                                              June 30                  June 30
                                                      -----------------------  ----------------------
For three months and six months ended, respectively       2001        2000         2001        2000
=====================================================================================================
SALES                                                 $ 1,227,032   $      0   $ 1,227,032   $     0

COST OF GOODS SOLD                                        645,960          0       645,960         0
-----------------------------------------------------------------------------------------------------

    Gross margin                                          581,072          0       581,072         0

OPERATING EXPENSES
  Research and development                                457,950          0       457,950         0
  Sales and marketing                                     609,469          0       609,469         0
  General and administrative                              366,391      3,110       366,391     3,296
  Goodwill amortization                                   744,904          0       744,904         0
-----------------------------------------------------------------------------------------------------

                                                        2,178,714      3,110     2,178,714     3,296
-----------------------------------------------------------------------------------------------------

      Loss from operations                             (1,597,642)    (3,110)   (1,597,642)   (3,296)

OTHER INCOME (EXPENSE)
  Interest expense, net                                   (75,662)         0       (75,662)        0
  Other, net                                               (5,186)         0        (5,186)        0
-----------------------------------------------------------------------------------------------------

       Total other (expense)                              (80,848)         0       (80,848)        0
-----------------------------------------------------------------------------------------------------

       Net loss                                       $(1,678,490)  $ (3,110)  $(1,678,490)  $(3,296)
=====================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE               $    (0.159)  $      -   $    (0.090)        -

                                                                                       AMNIS SYSTEMS INC.

                                                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                              (UNAUDITED)
=========================================================================================================
                                                                                         June 30
                                                                           ------------------------------
For the six months ended                                                          2001            2000
=========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $        (1,678,490)  $(3,296)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                                    777,874         0
      Provision for doubtful accounts                                                        -         0
      Provision for excess and obsolete inventories                                    151,772         0
      Issuance of common stock for services                                             21,000         0
  Decrease (increase) in accounts receivable                                           508,311         0
  Decrease (increase) in inventories                                                   350,646       736
  Decrease (increase) in prepaid expenses and other assets                              (5,684)        0
  Increase (decrease) in accounts payable                                              (26,579)        0
  Increase (decrease) in accrued liabilities                                          (948,131)        0
  Increase (decrease) in other current liabilities                                     (14,317)        0
  Increase (decrease) in deferred rent                                                       -         0

          Net cash used in operating activities                                       (863,598)   (2,560)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from business combination                                               11,720
  Purchases of property and equipment                                                   (9,516)        0
---------------------------------------------------------------------------------------------------------

          Net cash provided by investing activities                                      2,204         0
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                         122,178         0
  Payments on financing obligations collateralized by accounts receivable             (120,118)        0
  Proceeds from issuance of common stock                                             1,000,000         0
---------------------------------------------------------------------------------------------------------

          Net cash provided by (used in) financing activities                        1,002,060         0
---------------------------------------------------------------------------------------------------------

          Net increase (decrease) in cash                                              140,666    (2,560)

CASH AND CASH EQUIVALENTS, beginning of period                                               -     3,697
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                   $           140,666   $ 1,137
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                                   $            59,725   $     0
---------------------------------------------------------------------------------------------------------

NON CASH INVESTING AND FINANCING ACTIVITIES
  Common stock exchanged for acquisition of Optivision, Inc. common stock  $        12,221,884
  Issuance of common stock for services at $1.00 per share                               5,000
  Issuance of common stock for services at $2.00 per share                              16,000
  Cancellation of shares of common stock                                                 1,974

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. All adjustments for the second quarter ended June 30, 2001 were of a recurring nature. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended December 31, 2000 and 1999, with the Securities and Exchange Commission.

It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

          NOTE  1  -  DESCRIPTION  OF  COMPANY:

          Amnis Systems Inc., a Delaware corporation, and its wholly-owned subsidiary, Optivision, Inc. ("Company" combined) makes hardware and software products for the creation, management and transmission of compressed high-quality digital video over broadband computer networks. Our network video products are distributed primarily in the United States of America, Europe, and Pacific Rim countries through a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs. Our products are used in diverse applications such as distance learning, corporate training, video courier services, surveillance, telemedicine and visual collaboration. We consider our operations to be one segment for reporting purposes.

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

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The stockholders' equity of the Company, after the April 16th business combination with Optivision, has resulted in a substantial deficit that is compounded by its current liabilities exceeding its current assets by $6,253,115 at June 30, 2001 and negative cash flow from operating activities of $863,598 for the six-months ended June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

          b.   Risks  due  to  Concentration  of  Significant  Customers
               ---------------------------------------------------------

               Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During the six months ended June 30, 2001, our top four customers accounted for 59% of our net revenues. As of June 30, 2001, approximately 45% of our accounts receivable were concentrated with five of our customers.

          c.   Inventories
               -----------

               Inventories are stated at the lower of cost (first-in, first-out) or market. Provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at June 30, 2001. Due to competitive and market pressures, it is reasonably possible that additional provisions could be required in the future.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


               Inventories consist of the following at June 30, 2001:

               Raw  Materials                            $     253,087
               Work-in-process                                 772,555
               Demonstration  Inventory                         69,539
               --------------------------------------------------------
                                                             1,095,181

               Reserve for inventory obsolescence and
                 demonstration inventory refurbishing costs   (583,698)
               --------------------------------------------------------

                                                         $     511,483
               ========================================================

               Certain of the Company's products contain components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.



     NOTE 4 -  STOCKHOLDERS'  NOTES  PAYABLE:

               Since April 1999, five individuals have loaned Optivision, Inc. and for which the Company accepted liability in merger, funds due in one year and including interest rates of 10%. The carrying value of these notes payable approximates their fair value.



     NOTE 5 -  LOSS  PER  SHARE:

               The basic and diluted loss per share was calculated based on a weighted average number of shares outstanding of 10,580,388 and 18,641,437 for the 3 months and 6 months ended June 30, 2001 and 26,254,200 for June 30, 2000, respectively. Since we have a loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants, convertible debt and other common stock equivalents would be anti-dilutive.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     NOTE 6 - SUBSEQUENT EVENTS:

     In October 2001, the Company issued to an investor 555,555 shares of our common stock for a total of $200,000 in cash.

     On December 28, 2001, the Company issued and sold a 12% two-year secured convertible debenture in the principal amount of $500,000, investment options for the purchase of up to $500,000 of common stock, and warrants exercisable for up to 1,100,000 shares of common stock The terms of this financing also provide for the issuance and sale of an additional 12% two-year secured convertible debenture in the principal amount of $500,000 and related investment options for the purchase of up to $500,000 of common stock. The conversion price of the debentures is equal to the lesser of $0.385 per share or a floating average related to stock price fluctuations. Similarly, the exercise price of the warrants is equal to the lesser of $0.385 per share or a floating average related to stock price fluctuations, and is also subject to adjustment for, among other things, stock splits, combination or reclassification of the Company's capital stock and the like.

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

     On January 30, 2002, the Company successfully negotiated a work-out agreement plan with the creditors of Optivision, Inc., under which the Company will pay the creditors of Optivision, Inc. $0.35 for every $1.00 owed on debt listed on the balance sheet as Accounts Payable - moratorium of $1,561,500. In accordance with the work-out agreement, the debt was settled in June 2002.

     On January 14, 2002, the Company issued a convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision, Inc. to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to Common stock of the Company at $ 0.35 per share, subject to adjustment related to the price of subsequent securities issuances by the Company to third parties. The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of January 14, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On January 14, 2002, the Company recorded a discount of $2,483,542. This discount is being amortized from the date of issuance of the convertible note through the stated redemption date.

     Between February 14, 2002 and February 21, 2002 the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and one warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share subject to such customary adjustment for stock splits, combinations or reclassifications of the Company's capital stock and the like. The total selling price of these units was $1,800,000.

     During 2002, the Company settled with its employees for unpaid compensation by issuing additional stock options in lieu of cash in the amount of $1,254,051.

     In March 2002, the Company issued and sold to a corporate investor 275,890 shares of its common stock at $1.00 per share in exchange for the cancellation of certain loans that the investor had made to the Company (including all accrued interest thereon).

     In May 2002, the Company issued 250,000 shares of its common stock to a corporate service provider in exchange for certain consulting services to be rendered to the Company over a four month period.

     On June 18, 2002, two of the financing agreements entered into in February 2002 were amended. The number of shares per unit has increased to 21 and may be further increased by an amount as defined in the agreement. The warrant was amended to reduce the exercise price to $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combinations or reclassifications of the Company's capital stock and the like. No additional proceeds were received.

     On June 17, 2002, the Company's Board of Directors adopted the 2002 Stock Plan. 20,000,000 shares are authorized for issuances of which none have been granted through June 17, 2002.

     On June 18, 2002, the Company issued and sold two 12% two-year convertible notes in the aggregate principal of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combinations or reclassifications of the Company's capital stock and the like. Since there are multiple components of the debentures, value was added to each component (warrants and debentures) based on their respective value. A discount on the debenture was calculated in two parts; first, the beneficial conversion feature on the debenture was valued as the difference between the purchase price of the conversion and the current trading price of the stock. Secondly, the warrants were valued using the Black Scholes model. The combined total discount of $249,528 will be amortized over the two-year life of the debentures.

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

     As a result of the partial conversion $825,645 of the unamortized portion of the discount on convertible note payable was written-off to an additional paid in capital. The exchange of the note resulted in a loss on extinguishment of debt of $73,610, and the remaining unamortized portion of the discount on convertible note payable of $603,292 related to the original note was written-off to additional paid in capital.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     On June 25, 2002, the Company amended its certificate of incorporation to increase the total number of shares authorized to 420,000,000; 400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001.

     As of the end of July the Company has been unable to pay the Company's lease obligations, due to the departure of its Sublessee, which now total approximately $200,000. The landlord has agreed to meet with the Company to negotiate lease renewal and payment of past due amounts.

     From January 1 through August 5, 2002, the Company issued 1,254,880 shares of common stock to various corporate service providers in exchange for services valued at $609,534 To be rendered over varying contract lengths.

     On August 8, 2002 pursuant to the Warrant Agreement with Bristol Investment Fund dated December 28,2001, the Company reduced the exercise price of the warrant shares to $0.0436 per share and increased the number of warrant shares purchasable at such exercise price by 604,969.

     NOTE 7  -  BUSINESS  COMBINATION:

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

     The following unaudited pro forma information summarizes the year to date results of operations as if the business combination were affected as of January 1, 2000:


                                                      2001              2000

Net  Sales                                      $   2,958,909     $   1,733,833
          Amortization  of  goodwill                1,650,093         1,650,093
          Net  Loss                             $  (4,208,940)    $  (3,871,470)
          ----------------------------------------------------------------------
          Basic and Dilutive Loss per Share     $   (0.37)        $     (0.34)
          ----------------------------------------------------------------------

     NOTE 8  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS:

     The unaudited interim consolidated financial statements have been restated as a result of the Company's determination that it did not meet all of the criteria under Accounting Principles Board Opinion No. 16 "Business Combinations" for a pooling of interests.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     The information below shows the results included in these financial statements and those previously reported under the pooling of interests method:

                                                Purchase           Pooling  of
                                                 Method             Interest

     For the six months ended June 30, 2001:

          Net  Sales                         $   1,227,032       $    2,958,909
          Net  Loss                          $  (1,678,490)      $   (2,558,847)

          Basic and Dilutive Loss per Share  $       (0.90)      $        (0.20)
          ----------------------------------------------------------------------


     For the six months ended June 30, 2000:

          Net  Sales                         $      -            $    1,733,833
          Net  Loss                          $     (3,296)       $   (2,221,377)

          Basic and Dilutive Loss per Share  $       0.00        $        (0.20)
          ----------------------------------------------------------------------