Form 10QSB/A
period 2001-09-30
AMNIS SYSTEMS INC
filed 2002-08-15
CIK 1069389

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

     This information is contained on pages F-1 through F-11 of this report and is incorporated into this Item 1 by reference.

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

     The accompanying historical consolidated financial statements and notes for the third quarter of 2001 reflect only the financial results of Amnis Systems Inc., until the merger between Amnis Systems and Optivision which took place on April 16, 2001.

     As a result, Amnis Systems' third quarter and year to date September 30, 2001 historical operating results and financial condition are not comparable to the same periods in 2000. Accordingly, in order to enhance comparability and make an analysis of the three-month and nine-month periods ended September 30, 2001 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon unaudited pro forma financial information for the three-month and nine-month periods ended September 30, 2001 as if the merger had occurred on January 1, 2000. In order to maintain comparability and enhance clarity, goodwill amortization has been excluded from the comparison. The unaudited pro forma Consolidated Statements of Operations for each period are inserted at the beginning of the "Results of Operations" section as a reference for that discussion.

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

RESULTS OF OPERATIONS

                UNAUDITED PRO FORMA COMPARISON OF THE CONSOLIDATED STATEMENT OF OPERATIONS

                                                              September 30                September 30
For three months and nine months ended, respectively       2001          2000          2001          2000
-------------------------------------------------------------------------------------------------------------
SALES                                                  $   477,354   $   664,675   $ 3,436,263   $ 2,398,508
COST OF GOODS SOLD                                         421,104       504,852     2,066,522     1,603,120
-------------------------------------------------------------------------------------------------------------
    Gross margin                                            56,250       159,823     1,369,741       795,388
OPERATING EXPENSES
  Research and development                                 427,344       508,138     1,665,081     1,182,886
  Sales and marketing                                      697,113       525,843     2,175,425     1,825,878
  General and administrative                               459,001       522,461     1,380,464     1,312,933
-------------------------------------------------------------------------------------------------------------
                                                         1,583,458     1,556,442     5,220,970     4,321,697
-------------------------------------------------------------------------------------------------------------
      Loss from operations                              (1,527,208)   (1,396,619)   (3,851,229)   (3,526,309)
OTHER INCOME (EXPENSE)
  Interest expense, net                                   (124,857)      (71,108)     (395,820)     (226,422)
  Other, net                                                 7,625           645        43,763        64,272
-------------------------------------------------------------------------------------------------------------
       Total other (expense)                              (117,232)      (70,464)     (352,057)     (162,151)
-------------------------------------------------------------------------------------------------------------
      Net loss                                         $(1,644,440)  $(1,467,083)  $(4,203,286)  $(3,688,460)
=============================================================================================================

BASIC AND DILUTIVE LOSS PER COMMON
SHARE                                                  $    (0.145)  $    (0.129)  $    (0.370)  $    (0.326)



     Historical results and comparisons are not commented on since we had no operations in 2000 and in 2001 we had operations beginning April 16, 2001. Please see the attached financial statements for our historical results.

     Revenues for the nine months ended September 30, 2001 were $3,436,263, an increase of approximately 43% over revenues of $2,398,508 for the nine months ended September 30, 2000. Revenues for the three-month period ended September 30, 2001 were $477,354, a decrease of 28% from the same period in the prior year reflecting the effect of the economic slowdown.

     Research and development expenses were $1,665,081 for the nine months ended September 30, 2001, as compared to $1,182,886 for the nine months ended September 30, 2000. For the three months ended September 30, 2001, research and development expenses were $427,344, 16% less than the same period in the prior year. This decrease is in line with cost reductions necessary as a result of the revenue slowdown.

     Sales and marketing expenses for the nine months ended September 30, 2001 were $2,175,425, as compared to $1,825,878 for the nine months ended September 30, 2000. The period-to-period variation is primarily attributable to expenses incurred in connection with the opening of offices in Hong Kong and Munich. Those increased costs continue to be reflected for the three months ended September 30, 2001 with expenditures of $697,113, compared to $525,843 in the prior year.

     General and administrative costs were $1,380,464 for the nine months ended September 30, 2001, as compared to $1,312,933 for the nine months ended September 30, 2000, reflecting increased legal costs associated with the merger,
lawsuit settlements and maintaining public reporting requirements.   For the
three months ended September 30, 2001, general and administrative costs were $459,001 down from $522,461 for the same period in the prior year as a result of decreased expenditures necessitated by the revenue slowdown.

     Interest and other expense, net was $352,057 for the nine months ended September 30, 2001, as compared to $162,151 for the nine months ended September 30, 2000. The increase was primarily due to accruing interest on shareholder loans and other increases in debt. For the three months ended September 30, 2001, interest and other expenses were $117,232, compared to $70,464 in the prior year.

     Our historical financials reflect the acquisition of Optivision as of April 16, 2001, which was accounted for by the purchase method of accounting. As a part of purchase accounting, based on the five day average market value of our common stock on April 16, 2001, Optivision recorded goodwill in the amount of $17,877,694. A five year amortization was adopted and $1,638,789 amortization was recorded for the period through September 30, 2001. At September 30, 2001, a review of the carrying value of the goodwill was performed. Optivision's current operations and expected future sales have been affected by significant negative industry and economic trends. Specifically, Optivision has not been able to raise adequate and timely funding for operations, and thus its research and development of new products have fallen behind in a rapidly changing technological industry. As a result, we changed our estimate of the useful life of the goodwill associated with the acquisition of Optivision to fully amortize the amount of goodwill during the quarter ended September 30, 2001.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

Date:  August 15, 2002            AMNIS SYSTEMS INC.

                                  By:  /s/  Lawrence L. Bartlett
                                      ------------------------------------------
                                      Lawrence L. Bartlett
                                      Vice President and Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet as of
September 30, 2001 and June 30, 2001 . . . . . . . . . . . . . . . .  F-1
Unaudited Condensed Consolidated Statement of Operations
for the three-month and for the nine-month periods ended
September 30, 2001 and September 30, 2000. . . . . . . . . . . . . .  F-2
Unaudited Condensed Consolidated Statement of Cash Flows
for the nine-month periods ended September 30, 2001 and
September 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
Notes to Unaudited Consolidated Financial Statements . . . . . . . .  F-4 - F-11

                                                                                                    AMNIS SYSTEMS INC.

                                                                                            CONSOLIDATED BALANCE SHEET

                                                                                                           (UNAUDITED)
======================================================================================================================

                                                                                        Sep 30, 2001    June 30, 2001
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                                 $       8,358   $      140,666
  Accounts receivable, net of allowance for doubtful
  accounts of $300,375                                                                       497,216          499,290
  Inventories                                                                                462,690          511,483
  Prepaid expenses and other                                                                  45,959           25,881
----------------------------------------------------------------------------------------------------------------------

          Total current assets                                                             1,014,223        1,177,320
----------------------------------------------------------------------------------------------------------------------

INVESTMENTS                                                                                        0                0
----------------------------------------------------------------------------------------------------------------------
GOODWILL                                                                                           0       17,132,790
----------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
  Machinery and equipment                                                                  2,104,886        2,106,361
  Demonstration equipment                                                                    490,548          487,026
  Furniture and fixtures                                                                     521,288          525,293
  Leasehold improvements                                                                     351,111          351,111
----------------------------------------------------------------------------------------------------------------------

                                                                                           3,467,833        3,469,791

  Less: Accumulated depreciation and amortization                                         (3,251,086)      (3,193,953)
----------------------------------------------------------------------------------------------------------------------

          Property and equipment, net                                                        216,747          275,838
----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                                  96,700           93,270
----------------------------------------------------------------------------------------------------------------------

                                                                                       $   1,327,670   $   18,679,218
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Bank overdraft                                                                       $     122,508   $            0
  Financing obligations collateralized by accounts receivable                                916,345        1,018,525
  Stockholders' notes payable                                                              3,559,375        2,694,375
  Accounts payable - moratorium                                                            1,561,500        1,561,500
  Accounts payable - other                                                                   568,439          510,406
  Deferred rent                                                                              199,195          199,195
  Accrued liabilities                                                                      1,868,387        1,386,992
  Other current liabilities                                                                   60,368           59,442
----------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                        8,856,117        7,430,435

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 authorized; none outstanding in September or June 2001
  Common stock, $0.0001 par value:
     Authorized - 100,000,000 shares in September and June, 2001
     Issued and outstanding - 11,369,597                                                       1,137            1,137
  Additional Paid-in Capital                                                              13,064,289       13,064,289
  Accumulated deficit                                                                    (20,593,873)      (1,816,643)
----------------------------------------------------------------------------------------------------------------------

          Total stockholders' deficit                                                     (7,528,447)      11,248,783
----------------------------------------------------------------------------------------------------------------------

          Total liabilities and stockholder's deficit                                  $   1,327,670   $   18,679,218
======================================================================================================================

                                                                                     AMNIS SYSTEMS INC.

                                                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                            (UNAUDITED)
=======================================================================================================

                                                             September 30              September 30
                                                       -----------------------  -----------------------
For three months and nine months ended, respectively       2001         2000        2001         2000
-------------------------------------------------------------------------------------------------------
SALES                                                  $    477,354   $     0   $  1,704,386   $     0

COST OF GOODS SOLD                                          421,104         0      1,067,064         0
-------------------------------------------------------------------------------------------------------

       Gross margin                                          56,250         0        637,322         0

OPERATING EXPENSES
  Research and development                                  427,344         0        885,294         0
  Sales and marketing                                       697,113         0      1,306,582         0
  General and administrative                                459,001     1,037        825,392     4,333
  Amortization of goodwill                               17,132,790         0     17,877,694         0
-------------------------------------------------------------------------------------------------------

                                                         18,716,248     1,037     20,894,962     4,333
-------------------------------------------------------------------------------------------------------

       Loss from operations                             (18,659,998)   (1,037)   (20,257,640)   (4,333)

OTHER INCOME (EXPENSE)
  Interest expense, net                                    (124,857)        0       (200,637)        0
  Other, net                                                  7,625         0          2,558         0
-------------------------------------------------------------------------------------------------------

       Total other (expense)                               (117,232)        0       (198,079)        0
-------------------------------------------------------------------------------------------------------

       Net loss                                        $(18,777,230)  $(1,037)  $(20,455,719)  $(4,333)
=======================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                      (1.652)   (0.000)        (1.263)   (0.000)

                                                                                               AMNIS SYSTEMS INC.

                                                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                      (UNAUDITED)
=================================================================================================================
                                                                                          September 30
                                                                           --------------------------------------
For the nine months ended                                                          2,001               2000
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $        (20,455,719)  $       (4,333)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                                  17,972,941                0
      Provision for doubtful accounts                                                         -                0
      Provision for excess and obsolete inventories                                      57,128                0
      Issuance of common stock for services                                              21,000                0
  Decrease (increase) in accounts receivable                                            510,385                0
  Decrease (increase) in inventories                                                    494,083              736
  Decrease (increase) in prepaid expenses and other assets                              (25,762)               0
  Decrease (increase) in deposits                                                        (3,430)               0
  Increase (decrease) in accounts payable                                                31,453                0
  Increase (decrease) in accrued liabilities                                           (466,736)               0
  Increase (decrease) in other accrued liabilities                                      (13,391)               0
  Increase (decrease) in deferred rent                                                        -                0

          Net cash used in operating activities                                      (1,878,048)          (3,597)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from business combination                                                11,720
  Purchases of property and equipment                                                   (12,702)               0
-----------------------------------------------------------------------------------------------------------------

          Net cash used in investing activities                                            (982)               0
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                                        122,508
  Borrowings from stockholders                                                          987,178                0
  Payments on financing obligations collateralized by accounts receivable              (222,298)               0
  Proceeds from issuance of common stock                                              1,000,000                0
  Payment on notes payable                                                                    -                0
                                                                                                               0
-----------------------------------------------------------------------------------------------------------------

          Net cash provided by (used in) financing activities                         1,887,388                0
-----------------------------------------------------------------------------------------------------------------

          Net increase (decrease) in cash                                                 8,358           (3,597)

CASH AND CASH EQUIVALENTS, beginning of year                                                  -            3,697
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of quarter                                  $              8,358   $          100
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                                   $            102,810   $            0
=================================================================================================================

NON CASH INVESTING AND FINANCING ACTIVITIES
  Common stock exchanged for acquisition of Optivision, Inc. common stock  $         12,221,884
  Issuance of common stock for services at $1.00 per share                                5,000
  Issuance of common stock for services at $2.00 per share                               16,000
  Cancellation of shares of common stock                                                  1,974

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. All adjustments for the third quarter ended September 30, 2001 were of a recurring nature. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended December 31, 2000 and 1999, with the Securities and Exchange Commission.

It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 1 -  DESCRIPTION  OF  COMPANY:

          Amnis Systems Inc., a Delaware corporation, and its wholly-owned subsidiary, Optivision, Inc. ("Company" combined) make hardware and software products for the creation, management and transmission of compressed high-quality digital video over broadband computer networks. Our network video products are distributed primarily in the United States of America, Europe, and Pacific Rim countries through a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs. Our products are used in diverse applications such as distance learning, corporate training, video courier services, surveillance, telemedicine and visual collaboration. We consider our operations to be one segment for reporting purposes.

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

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The stockholders' equity of the Company, after the April 16th business combination with Optivision, has resulted in a substantial deficit that is compounded by its current liabilities exceeding its current assets by $7,841,894 at September 30, 2001 and negative cash flow from operations of $1,878,048 for the nine months ended September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.



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

          b.   Risks  due  to  Concentration  of  Significant  Customers
               ---------------------------------------------------------

               Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During the nine months ended September 30, 2001, our top four customers accounted for 50% of our net revenues.

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

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               Inventories consist of the following at September 30, 2001:

               Raw Materials                                     $     255,173
               Work-in-process                                         696,571

               ----------------------------------------------------------------

                                                                       951,744

               Reserve for inventory obsolescence and
                 demonstration inventory refurbishing costs           (489,054)
               ----------------------------------------------------------------

                                                                 $     462,690
               ================================================================


               Certain of the Company's products contain components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.




NOTE 4 -  STOCKHOLDERS' NOTES PAYABLE:

          Certain stockholders' loaned Optivision funds beginning in April 1999. These unsecured loans were all due in one year and bear interest at a rate of 10% per annum. The Company assumed the liability of these stockholder notes payable in connection with the merger. The loans are currently past due and any unpaid interest has been accrued. The carrying value of these notes payable approximates their fair value.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 5 -  LOSS PER SHARE:

          The basic and diluted loss per share was calculated based on a weighted average number of shares outstanding of 11,369,597 and 16,190,853 for the 3 months and 9 months ended September 30, 2001 and 26,297,135 and 26,268,616 for the 3 months and 9 months ended at September 30, 2000, respectively. Since we have a loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants, convertible debt and other common stock equivalents would be anti-dilutive.

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

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

          Between February 14, 2002 and February 21, 2002, the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and one warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share subject to such customary adjustment for stock splits, combinations or reclassifications of the Company's capital stock and the like. The total selling price of these units was $1,800,000.

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

          No  additional  proceeds  were  received.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          On June 17, 2002, the Company's Board of Directors adopted the 2002 Stock Plan. 20,000,000 shares are authorized for issuance of which none have been granted through June 17, 2002.

          On June 18, 2002, Mr. Liccardo converted $2,050,000 in principal of the convertible note issued on January 14, 2002 and, in connection therewith, received 26,623,377 shares of common stock. The remaining principal and accrued interest was transferred to a new convertible note as of this date. The note provides that Mr. Liccardo may, at any time, elect to convert the outstanding principal of $1,612,763 of the convertible note and accrued interest thereon into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price through January 14, 2003, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like. The Convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of June 18, 2002, the intrinsic value of the beneficial conversion feature is greater that the proceeds allocated to the convertible note. On June 18, 2002 the Company recorded a discount of $882,276. This discount is being amortized from the date of issuance of the convertible note through the stated redemption date.

          As a result of the partial conversion $825,645 of the unamortized portion of the discount on convertible note payable was written-off to additional paid in capital. The exchange of the note resulted in a loss of extinguishment of debt of $73,610, and the remaining unamorized portion of the discount on convertible note payable of $603,292 related to the original note was written-off to additional paid in capital.

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

          As of the end of July 2002 the Company has been unable to pay its lease obligations, due to the departure of its Sublessee, which now total approximately $200,000. The landlord has agreed to meet with the Company to negotiate lease renewal and payment of past due amounts.

          From January 1 through August 5, 2002, the Company issued 1,254,880 shares of common stock to various corporate service providers in exchange for services valued at $609,534 to be rendered over varying contract lengths.

          On August 8,2002 pursuant to the Warrant Agreement with Bristol Investment Fund dated December 28, 2001, the Company reduced the exercise price of the warrant shares to $0.0436 per share and increased the number of warrant shares purchasable at such exercise price by 604,969.

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

          The following unaudited pro forma information summarizes the year to date results of operations as if the business combination were affected as of January 1, 2000:

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                                     2001                 2000

          Net Sales                           $     3,436,263   $     2,398,508
          Amortization of goodwill                 16,500,926         2,475,140
          Net Loss                            $   (20,704,212)  $    (6,163,600)
          ----------------------------------------------------------------------

          Basic and Dilutive Loss per Share   $         (1.82)  $         (0.54)
          ----------------------------------------------------------------------

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

          The information below shows the results included in these financial statements and those previously reported under the pooling of interests method:

                                                             Purchase      Pooling of
                                                              Method        Interest
          For the nine months ended September 30, 2001:

            Net Sales                                      $  1,704,386   $ 3,436,263
            Net Loss                                       $(20,455,719)  $(4,203,286)

            Basic and Dilutive Loss per Share              $      (1.26)  $     (0.34)
            --------------------------------------------------------------------------

          For the nine months ended September 30, 2000:

            Net Sales                                      $          -   $ 2,398,508
            Net Loss                                       $     (4,333)  $(3,688,460)

            Basic and Dilutive Loss per Share              $       0.00   $     (0.32)
            --------------------------------------------------------------------------

NOTE 9 -  CHANGE IN ESTIMATE OF LIFE OF GOODWILL:

          Optivision's current operations and expected future sales have been affected by significant negative industry and economic trends. Specifically, it has not been able to raise adequate and timely funding for operations, and thus its research and development of new products has fallen behind in a rapidly changing technological industry. As a result, the Company changed its estimate of the useful life of the goodwill associated with its acquisition of Optivision to fully amortize the amount of goodwill during the quarter ended September 30, 2001. The activity during the year is as follows:

            Goodwill  from  acquisition                         $    17,877,694
            Amortization                                             (1,638,789)
            Amortization  due  to  change  in  estimate             (16,238,905)
            --------------------------------------------------------------------

            Goodwill at September 30, 2001                       $            -