Form 10QSB/A
period 2002-03-31
AMNIS SYSTEMS INC
filed 2002-08-16
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB/A

                                 Amendment No. 2

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to _______________

Commission File Number:  000-29645

                               AMNIS SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                        94-3402831
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)

                3450 Hillview Avenue, Palo Alto, California 94304
          (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code:  (650) 855-0200

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

First Quarter of 2002 Compared to First Quarter 2001

   UNAUDITED PRO FORMA COMPARISON OF THE CONSOLIDATED STATEMENTS OF OPERATIONS


For the First Quarter Ended March 31,       2002          2001
==================================================================
SALES                                   $   246,071   $ 1,333,858
COST OF GOODS SOLD                          287,496       803,192
------------------------------------------------------------------
    Gross margin                            (41,425)      530,666
OPERATING EXPENSES
  Research and development                  175,359       666,017
  Sales and marketing                       440,572       742,565
  General and administrative                721,313       526,428
------------------------------------------------------------------
                                          1,337,244     1,935,010
------------------------------------------------------------------

      Loss from operations               (1,378,669)   (1,404,344)
OTHER INCOME (EXPENSE)
  Interest expense, net                    (769,457)     (183,058)
  Other, net                                 40,483        42,489
------------------------------------------------------------------
      Total other (expense)                (728,974)     (140,569)
------------------------------------------------------------------

NET LOSS                                $(2,107,643)  $(1,544,913)
==================================================================

BASIC AND DILUTIVE LOSS PER SHARE       $     (0.14)  $     (0.14)
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

     As a result of strong cost controls, the net loss for the three months ended March 31, 2002 of $2,107,643, after excluding the non cash amortization of the discount on a note payable of $659,036, is a decrease of 6.2% over the prior year first quarter loss of $1,544,913 in spite of a 81% drop in revenue. (The historical net loss of $25,100 for the prior year first quarter was from general and administrative expenses).

     Cost of goods sold decreased $515,696, from $803,192 to $287,496 for the three months ended March 31, 2002, yet we experienced a negative gross margin since revenues, were not sufficient to cover our manufacturing overhead. (Historical prior year first quarter cost of goods sold was $0.0).

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had cash and cash equivalents of $608,890 compared to $48,467 at December 31, 2001. During the three months ended March 31, 2002, our negative working capital position improved by over $3 million primarily due to the receipt of proceeds from the issuance of the first tranche of $500,000 in principal amount of convertible debentures from Bristol Investment Fund, Ltd., the receipt of proceeds from a $1.8 million unit financing in February 2002, the reduction of past due and accrued salary due employees of approximately $980,000 through the issuance of stock options, and the conversion of a $250,000 note payable together with accrued interest thereon into shares of our common stock. In June 2002, our balance sheet was further strengthened with the receipt of proceeds from the issuance of $450,000 in principal amount of convertible notes and the elimination of approximately $3.2 million in debt with the final payment under a work out agreement with the creditors of Optivision which resulted in the forgiveness of approximately $1.1 million of debt, the conversion of $2,050,000 in principal amount of a convertible note by Mr. Liccardo, our president, chief executive officer and chairman of the board, into shares of our common stock.

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

     We had continuing operating losses of $3,307,829, excluding goodwill amortization, and $1,378,669 for the year ended December 31, 2001 and the first quarter of 2002, respectively. Although we currently expect to break even in 2004, we expect to incur operating losses over the next two years of between $4 million and $6 million in total. So, in order to sustain our operations, finance our growth and achieve our strategic objectives until then, we currently estimate that we will need additional funding of between $4 million and $6 million in total. Management has implemented measures to increase cash flows through increases in revenue and cost-cutting measures and is actively pursuing additional sources of funding. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Date:  August 15, 2002          AMNIS SYSTEMS INC.


                                By:  /s/  Lawrence L. Bartlett
                                   ------------------------------------------
                                   Lawrence L. Bartlett
                                   Vice President, Secretary and Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


Unaudited Condensed Consolidated Balance Sheet
    as of March 31, 2002 and December 31, 2001  . . . . . . . . . . . . . .  F-1
Unaudited  Condensed  Consolidated  Statement  of  Operations
    for the three-month periods ended March 31, 2002 and March 31, 2001 . . F-2 Unaudited Condensed Consolidated Statement of Cash Flows
    for the three-month periods ended March 31, 2002 and March 31, 2001 . .  F-3
  Notes to Unaudited Consolidated Financial Statements . . . . . . .  F-4 to F-9

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
==================================================================================================================================

                                             AMNIS SYSTEMS INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)
===============================================================

For the First Quarter Ended March 31,       2002        2001
---------------------------------------------------------------
SALES                                   $   246,071   $

COST OF GOODS SOLD                          287,496
---------------------------------------------------------------

    Gross margin                            (41,425)

OPERATING EXPENSES
  Research and development                  175,359
  Sales and marketing                       440,572
  General and administrative                721,313     25,100
---------------------------------------------------------------

                                          1,337,244     25,100
---------------------------------------------------------------

      Loss from operations               (1,378,669)   (25,100)

OTHER INCOME (EXPENSE)
  Interest expense, net                    (769,457)
  Other, net                                 42,083
---------------------------------------------------------------

       Total other (expense)               (727,374)
---------------------------------------------------------------

  Income Tax                                 (1,600)

NET LOSS                                $(2,107,643)  $(25,100)
===============================================================


BASIC AND DILUTIVE LOSS PER SHARE       $     (0.14)  $   0.00
===============================================================

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

----------------------------------------------------------------------------------------------------
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

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The stockholders' equity of the Company, after the April 16th, 2001 business combination with Optivision, has resulted in a substantial deficit that is compounded by its current liabilities exceeding its current assets by $3,340,018 at March 31, 2002 and negative cash flow from operating activities of $1,532,209 for the quarter ended March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

          b.   Risks due to Concentration of Significant Customers
               ---------------------------------------------------

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

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               Inventories consist of the following at March 31, 2002:

               Raw Materials                                         $ 262,067
               Work-in-process                                         499,339
               Demonstration Inventory                                 118,905
               ----------------------------------------------------------------

                                                                       880,311
               Reserve for inventory obsolescence and
                 demonstration inventory refurbishing costs           (224,079)
               ----------------------------------------------------------------

                                                                      $656,232
               ================================================================

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


NOTE 6 -  LOSS  PER  SHARE:

          The basic loss per share was calculated based on a weighted average number of shares outstanding of 15,397,123 and 13,566,602 at March 31, 2002 and 2001, respectively. Since we have a loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants, convertible debt and other common stock equivalents would be anti-dilutive.


NOTE 7 -  FINANCING:

          Between February 14, 2002 and February 21, 2002 the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and one warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share subject to such customary adjustment for stock splits, combination or reclassification of the Company's capital stock and the like. The total selling price of these units was $1,800,000.

          In March 2002, the Company issued and sold to a corporate investor 275,890 shares of its common stock at $1.00 per share in exchange for the cancellation of certain loans that the investor had made to the Company (including all accrued interest thereon).


NOTE 8 -  OTHER  CAPITAL  TRANSACTIONS:

          In March 2002, the Company settled with its employees for unpaid compensation by issuing additional stock options in lieu of cash in the amount of $979,495.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          In February 2002, the Company issued 10,000 shares of its common stock to a corporate service provider in exchange for certain services to be rendered to the Company over a three month period.


NOTE 9 -  SUBSEQUENT  EVENTS:

          In May 2002, the Company issued 250,000 shares of its common stock to a corporate service provider in exchange for certain consulting services to be rendered to the Company over a four month period.

          On June 17, 2002, our Board of Directors adopted the 2002 Stock Plan. 20,000,000 shares are authorized for issuance of which none have been granted through June 17, 2002.

          On June 18, 2002, two of the financing agreements entered into in February 2002 were amended. The number of shares per unit has increased to 21 and may be further increased by an amount as defined in the agreement. The warrant was amended to reduce the exercise price to $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's capital stock and the like. No additional proceeds were received.

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

          The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of June 18,2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On June 18,2002 the Company recorded a discount of $882,276. This discount is being amortized from the date of issuance of the convertible note through the stated redemption date.

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

          On June 18, 2002, the Company issued and sold two 12% two-year convertible notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's capital stock and the like.

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

          As of the end of July, the Company has been unable to pay its lease obligations, due to the departure of its sublessee, which now totals approximately $200,000. The landlord has agreed to meet with the Company to negotiate lease renewal and payment of past due amounts.

          Subsequent to March 2002, the Company settled with its employees for unpaid compensation by issuing additional stock options in lieu of cash in the amount of $274,556.

          From April 1, 2002 through August 5, 2002 the Company issued 179,879 shares of common stock to various service providers in exchange for services valued at $32,756 to be rendered over varying contract lengths.

          In July 2002, the Company issued 100,000 of its common stock to a corporate service provider in exchange for certain consulting services to be rendered to the Company.

          On August 8, 2002, pursuant to the Warrant Agreement with Bristol Investment Fund, Ltd. dated December 28, 2001, the Company reduced the exercise price of the warrant shares to $0.03436 per share and increased the number of warrant shares purchasable at such exercise price by 604,969.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

          The information below shows the results included in these financial statements and those previously reported under the pooling of interests method:

                                                   Purchase     Pooling of
                                                    Method       Interest
For the quarter ended March 31, 2002:

   Net Sales                                     $   246,071   $   246,071
   Net Loss                                      $(2,107,643)  $(2,107,643)

   Basic and Dilutive Loss per Share             $     (0.14)  $     (0.14)
   ========================================================================

For the quarter ended March 31, 2001:

   Net Sales                                     $         -   $ 1,333,858
   Net Loss                                      $   (25,100)  $(1,544,913)

   Basic and Dilutive Loss per Share             $      0.00   $     (0.23)
   ========================================================================