Form 10KSB/A
period 2001-12-31
AMNIS SYSTEMS INC
filed 2002-08-19
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A

                                Amendment No. 3


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

Issuer's revenues for its most recent fiscal year:  $2,363,879.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 14, 2002, was $1,647,046.

The number of shares outstanding of each of the issuer's classes of common equity as of August 14, 2002 was 48,287,184 shares.

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

OUR RECURRING NET LOSSES, STOCKHOLDERS' DEFICIT, EXCESS OF CURRENT LIABILITIES OVER CURRENT ASSETS AND NEGATIVE CASH FLOW FROM OPERATIONS CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OUR BUSINESS.

     We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2001 and 2000, respectively, in which our auditors have included explanatory paragraphs indicating that our recurring net losses, stockholders' deficit, excess of current liabilities over current assets, and negative cash flow from operations cause substantial doubt about our ability to continue as a going concern. If our recurring net losses, stockholders' deficit, excess of current liabilities over current assets and negative cash flow from operations continue, our business could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES, AND WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, WE WILL HAVE TO CURTAIL OUR OPERATIONS.

     As of this date, we have generated limited revenues and incurred significant losses. As of December 31, 2001 and June 30, 2002, we had an accumulated deficit of approximately $21,797,659 and $24,993,184, respectively. For the year ended December 31, 2001 and for the six months ended June 30, 2002, our consolidated net losses were $21,684,606, which includes $17,877,694 of goodwill amortization, and $3,195,524, respectively. We have never been profitable and continue to incur losses from operations. We expect to incur net losses over the next two years of between $4 million and $6 million in total. We may never generate sufficient revenue, income and cash flows to support our operations. Our future revenues could decline by reason of factors beyond our control such as technological changes and developments, downturns in the economy and decreases in demand for digital video networking and broadband Internet products. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may decline.

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

WE ARE OBLIGATED TO ISSUE ADDITIONAL SHARES AND MAY ISSUE FURTHER SHARES AND DILUTE YOUR OWNERSHIP PERCENTAGE.

     We are obligated to issue additional shares of our common stock pursuant to certain agreements for the following financings which will dilute your ownership percentage:

     - In December 2001, we entered into a financing agreement with Bristol Investment Fund, Ltd. for the issuance of a total of $1,000,000 in principal amount of convertible debentures that are convertible into shares of our common stock at a floating conversion price, investment options to purchase shares of our common stock at the applicable conversion price for each share of common stock issued upon conversion of the debentures, and warrants to purchase up to 1,100,000 shares of our common stock at a floating exercise price subject to antidilution adjustment. Due to the floating conversion rate, we do not know the exact number of shares that we will have to issue upon conversion of the debentures and exercise of the investment options. As of August 14, 2002, assuming full conversion of all convertible debentures and exercise of all related investment options and warrants, we would have to issue to Bristol Investment Fund, Ltd. and others up to approximately 30,350,000 shares of our common stock.

     - In February 2002, we entered into financing agreements with Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership. Under these financing agreements, as amended in June 2002, we sold a total of 187,500 units at a purchase price of $8.00 per unit, each unit consisting of 21 shares of common stock, subject to adjustment pursuant to exercise of the related reset option, and one warrant to purchase three shares of our common stock at an exercise price of approximately $0.13 per share, also subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of our capital stock and the like. Due to the floating exercise feature of the reset options, we do not know the exact number of shares that we will have to issue upon exercise of the reset options. As of August 14, 2002, assuming full exercise of all reset options and related warrants, we would have to issue to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership up to approximately 18,200,000 shares of our common stock.

     - In February 2002, we entered into a financing agreement with a non-U.S. person for a total of 37,500 units, each unit consisting of ten shares of our common stock, subject to adjustment pursuant to exercise of the related reset option, and a warrant to purchase three shares of our common stock at an exercise price of $0.90, subject to such customary adjustment for stock splits, combination or reclassification of our capital stock and the like. As the number of shares issuable upon exercise of the reset option depends on the closing bid price of our common stock during a 30-day period prior to exercise, we do not know the exact number of shares that we will have to issue upon exercise of the reset option. As of August 14, 2002, assuming exercise of the reset option and warrants, we would have to issue up to approximately 3,350,000 shares of our common stock.

     - In June 2002, we sold to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership two convertible notes in the aggregate principal amount of $450,000 and warrants to purchase up to 135,000 shares of our common stock at an exercise price of approximately $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of our capital stock and the like. Due to the floating conversion rate, we do not know the exact number of shares that we will have to issue upon conversion of the notes. As of August 14, 2002, assuming full conversion of all convertible notes and exercise of all related warrants, we would have to issue to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership up to approximately 6,565,000 shares of our common stock.

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

     As of August 14, 2002, other than the convertible notes, reset options, convertible debentures, investment options and warrants described above, there were outstanding warrants to acquire a total of 2,450,000 shares of common stock, outstanding options to acquire a total of 6,078,450 shares of common stock and outstanding promissory notes convertible into a total of 23,039,482 shares of common stock. In total, these shares would represent approximately 40% of our total outstanding common stock.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

     Our principal administrative, marketing, manufacturing and product development facility is located in Palo Alto, California. This facility occupies approximately 22,000 square feet pursuant to a lease which commenced on November 1, 1995 and which will terminate on December 15, 2002. The lease provides for two successive options to extend the lease term, each for a period of five years. Our landlord has agreed to meet with us to negotiate lease renewal and payment of approximately $200,000 of past due amounts.


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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "AMNM." The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each quarterly period since our common stock first began trading in the over-the-counter market in July 2000. From time to time, during the periods indicated, trading activity in our common stock was infrequent. As of August 14, 2002, the closing price of our common stock was $0.10 per share. As of March 19, 2002, there were approximately 168 record holders of our common stock. We believe we have approximately 7,000 beneficial stockholders. The source of the quotes is The Nasdaq Stock Market, Inc.


CALENDAR YEAR 2000                         HIGH BID   LOW BID

Third Quarter 2000 (commencing July 19)    $  10.00   $  0.355
Fourth Quarter 2000                        $   6.00   $  3.00

CALENDAR YEAR 2001                         HIGH BID   LOW BID

First Quarter 2001                         $   3.82   $  1.75
Second Quarter 2001                        $   2.95   $  0.89
Third Quarter 2001                         $   1.69   $  0.41
Fourth Quarter 2001                        $   0.92   $  0.33

CALENDAR YEAR 2002                         HIGH BID   LOW BID

First  Quarter  2002                       $   1.72   $  0.52
Second Quarter  2002                       $   0.63   $  0.10
Third  Quarter  2002 (through August 14)   $   0.17   $  0.10

     As of August 14, 2002, there were approximately 48,287,184 shares of common stock issued and outstanding.


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

     In December 2001, we issued and sold to an unaffiliated accredited investor a 12% two-year secured convertible debenture in the principal amount of $500,000 convertible at the holder's option at any time into shares of our common stock at the lesser of 70% of the average of the lowest three trading prices of our common stock during the 20 trading day period ending one trading day prior to the date of conversion or $0.385 per share, investment options for the purchase up to $500,000 of our common stock at the same conversion price of the debenture, and warrants exercisable for up to 1,000,000 shares of our common stock, subject to antidilution adjustment, at an exercise price equal to the lesser of $0.385 per share or 70% of the average of the lowest three trading prices for our common stock during the 20 days immediately prior to exercise, subject to antidilution adjustment. In connection therewith, as a finders fee, we issued to Bristol Capital, L.L.C. and to Alexander Dunham Capital Group, Inc. 10% of the cash proceeds from the debentures issuance and warrants to purchase up to a total of 100,000 shares of our common stock, subject to antidilution adjustment, at an exercise price equal to the lesser of $0.385 per share or 70% of the average of the lowest three trading prices for our common stock during the 20 days immediately prior to exercise, subject to antidilution adjustment. These securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.


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
==============================================================

     Revenues for 2001 were $4,095,755, an increase of $521,665, or 14.6%, over revenues of $3,574,090 for 2000. Revenues increased primarily as a result of the continued growth in enterprise market applications for digital video products. As a part of this growth, we saw an increase in foreign sales, as the market expands internationally, and an increase in sales to defense contractors as a result of the heightened interest in video surveillance following the September 11, 2001 terrorist attacks. During calendar year 2001 and 2000, foreign sales accounted for 15.8% and 14.0% of our total sales, respectively. During calendar year 2001 and 2000, five customers accounted for 52% and 44% of our net revenues, respectively. During 2001, Hughes Network Systems and Glory Group accounted for 25% and 10% of our net revenues, respectively, and during 2000 GTE (Verizon) accounted for 11% of our net revenues. (Historical revenues for the years ended December 31, 2001 and 2000 were $2,363,879 and $0.00, respectively).

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

     General and administrative costs were $2,033,688 for the year ended December 31, 2001, an increase of $25,273 or 1.26%, as compared to $2,008,415 for the year ended December 31, 2000. This is primarily due to the cost of acquiring Optivision's operations in April 2001 and meeting regulatory reporting requirements. Increases were offset by decreased expenditures necessitated by our revenue slowdown. (Historical general and administrative expenses for the years ended December 31, 2001 and 2000 were $1,478,616 and $110,923, respectively).

     As a part of purchase accounting, Optivision on the date of acquisition recorded goodwill in the amount of $17,877,694. A five year amortization was adopted and $1,638,789 amortization was recorded for the period through September 30, 2001. At September 30, 2001, a review of the estimated life of goodwill was performed due to Optivision's current operations and expected future sales being negatively affected by industry and economic trends, which have also negatively impacted its research and development of new products in a rapidly changing technological industry. As a result, we changed our estimate of the useful life of the goodwill associated with our acquisition of Optivision to fully amortize the amount of goodwill during the quarter ended September 30, 2001. (See Financial Statement Note 17).

     Interest and other expense, net was $653,061 for 2001, an increase of $448,245 or 219%, as compared to $204,816 for 2000. The increase was primarily due to accruing interest on shareholder loans and other increases in debt. These interest expenses will continue until such time as the notes are repaid or converted to equity. (Historical other expenses for the year ended December 31, 2001 were $499,083).

     Our net loss for 2001 remained steady, increasing by $12,517, or 0.23%, to a net loss of ($5,432,172) from a net loss of ($5,419,655) in the comparable 2000 period. This is the result of all of the above operational changes and financing costs. (Historical net loss for the year ended December 31, 2001 was $21,684,606, which includes the goodwill amortization and goodwill impairment adjustment mentioned above and in note 17 to the Financial Statements.)

LIQUIDITY  AND  CAPITAL  RESOURCES


     At June 30, 2002, we had cash and cash equivalents of $44,593, compared to $608,890 at March 31, 2002. During the three months ended June 30, 2002, our negative working capital position improved by approximately $1.4 million. In June 2002, we received the proceeds from the issuance of $450,000 in principal amount of convertible notes. The moratorium creditors debt was reduced by approximately $1.5 million, of which $1.1 million in debt forgiveness was recognized with the final payment under the related work out agreement. Mr. Liccardo, our president, chief executive officer and chairman of the board, converted $2,050,000 in principal amount of a convertible note into shares of our common stock. These improvements were offset by a reduction in cash and current assets of $648,000, an increase in other current liabilities of $430,000 and a reduction in the discount on current convertible note payable of $1.031 million.

     In December 2001, pursuant to a financing agreement between us and Bristol Investment Fund, Ltd. for a total of $1,000,000 of convertible debentures and up to $1,385,000 of investment options and warrants, we received a first tranche of financing through the issuance of a $500,000 convertible debenture. Bristol Investment Fund, Ltd. is committed to provide us with the second tranche of financing in the amount of $500,000 through the issuance of a convertible debenture within ten business days after the effective date of a registration statement covering the resale of the shares issuable upon conversion of the debentures and exercise of the related warrants and investment options. Management proposes to file the amended registration statement in August, but cannot be certain as to how long it will take for Securities and Exchange Commission approval or whether such approval will ever be obtained. Receipt of this additional convertible debenture financing and financing through the exercise of the related investment options and warrants will be critical for us to continue operations through 2002.


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

ITEM  7.     FINANCIAL  STATEMENTS

     Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-25 of this Report and are incorporated into this
Item  7  by  reference.

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


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information about the beneficial ownership of our common stock, as of August 14, 2002, by:

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

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of our common stock subject to options or other convertible securities that are presently exercisable or convertible or exercisable or convertible within 60 days of August 14, 2002 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing shares and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 48,287,184 shares of common stock outstanding as of August 14, 2002.

             NAME AND ADDRESS                                    NUMBER OF SHARES     PERCENTAGE OF
            OF BENEFICIAL OWNER                               BENEFICIALLY OWNED (1)      SHARES
                                                                                     OUTSTANDING (1)
5% Stockholders
---------------
Bristol Investment Fund, Ltd. (2)                                        15,890,685       24.8% (12)
  Caledonian House, Jennett Street
  George Town, Grand Cayman, Cayman Islands

Alpha Capital Aktiengesellschaft (3)
  Pradafant                                                              18,396,429       28.7% (13)
  79490 Furstentums, Vaduz, Liechtenstein

Stonestreet Limited Partnership (4)
  260 Town Centre Blvd.,                                                 10,292,143       18.0% (13)
  Suite 201, Markham, ON, L3R 8H8, Canada

Fok Yau Man (5)                                                           3,712,500            7.2%
  Suite 1103 - AON China Building
  29 Queen's Road Central
  Hong Kong

Executive Officers and Directors (6)
------------------------------------
Michael A. Liccardo (7)                                                  53,381,393           72.4%
Lawrence L. Bartlett (8)                                                    862,376            1.7%
Catherine Palmen (9)                                                          2,000              *
Jason John (10)                                                                   0              0
  885 West Georgia Street
  Vancouver, BC V6C 1T2, Canada
Richard A. Falcone (11)                                                     856,393            1.7%
All directors and executive officers as a group (4 persons)              55,092,749           73.0%

________________
*  Less  than  1%.

(1) Unless otherwise indicated, this report assumes that none of the convertible debentures, investment options, convertible notes, reset options and warrants have been converted or exercised.
(2) Includes (a) 1,604,969 shares that may be acquired through the exercise of warrants, (b) 7,142,858 shares that may be acquired through the conversion of a convertible note in the principal amount of $500,000, and (c) 7,142,858 shares that may be acquired through the exercise of investment options currently or within 60 days of August 14, 2002.
(3) Includes (a) 450,000 shares that may be acquired through the exercise of warrants, (b) 3,571,429 shares that may be acquired through the conversion of a convertible note in the principal amount of $250,000, and (c)
     11,750,000 shares that may be acquired through the exercise of reset options currently or within 60 days of August 14, 2002.
(4) Includes (a) 247,500 shares that may be acquired through the exercise of warrants, (b) 2,857,143 shares that may be acquired through the conversion of a convertible note in the principal amount of $200,000, and (c) 5,875,000 shares that may be acquired through the exercise of reset options currently or within 60 days of August 14, 2002.
(5) Includes (a) 112,500 shares that may be acquired through the exercise of warrants, and (b) 3,225,000 shares that may be acquired though the exercise of reset option warranty or within 60 days of August 14, 2002.
(6) Unless otherwise indicated, the address of each of the persons or entities listed in the table is c/o Amnis Systems Inc., 3450 Hillview Avenue, Palo Alto, California 94304.
(7) Includes (a) 2,473,244 shares that may be acquired through the exercise of options, and (b) 23,039,472 shares that may be acquired through the conversion of a convertible note in the principal amount of $1,612,763.
(8) Includes 862,376 shares that may be acquired through the exercise of options currently or within 60 days of August 14, 2002.
(9) Includes 2,000 shares that may be acquired through the exercise of options currently or within 60 days of August 14, 2002.
(10) Mr. John resigned as director in February 2001 and as chairman, president and secretary in March 2001.
(11) Includes 852,432 shares that may be acquired through the exercise of options currently or within 60 days of August 14, 2002.



(12) The debentures are convertible and the investment options and the warrants are exercisable by the holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by the holder and its affiliates (but not including shares of common stock underlying unconverted shares of debentures or unexercised portions of the warrants and investment options) would not exceed 4.9% of the then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act.
(13) The notes are convertible and the reset options and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock beneficially owned by such holder and its affiliates would not exceed 9.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act.

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

     In January 2002, we issued to Michael A. Liccardo, our president and chief executive officer and chairman of the board, a convertible note in the principal amount of $3,547,916 in exchange for the cancellation of certain loans (including accrued interest thereon) that Mr. Liccardo had made to Optivision, Inc. to meet current operating expenses. The note bears interest at 10% per annum and matures on January 14, 2003. In June 2002, Mr. Liccardo converted $2,050,000 in principal of this convertible note and, in connection therewith, received 26,623,377 shares of common stock. Mr. Liccardo may, at any time, elect to convert the outstanding principal of $1,612,763 of the convertible note and accrued interest thereon into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price through January 14, 2003, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)(1)  Financial  Statements

     The following financial statements are incorporated by reference in Item 7 of this Report:

                                                                                        Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
Consolidated Balance Sheets, December 31, 2001 and 2000. . . . . . . . . . . . . . . .   F-2
Consolidated Statements of Operations for years ended December 31, 2001 and 2000 . . .   F-3
Statements of Stockholders' Deficit for years ended December 31, 2001 and 2000 . . . .   F-4
Consolidated Statements of Cash Flow for years ended December, 2001 and 2000 . . . . .   F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . F-6 to F-25

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

As discussed in Note 20 to the financial statements, the accompanying financial statements have been restated to include additional subsequent event disclosures.



/s/  HOOD  &  STRONG  LLP




San  Francisco,  California
February 22, 2002 (except for Notes 2 and 17 as to which the date is July 19, 2002, Note 19 as to which the date is June 25, 2002, and Note 20 as to which the date is August 8, 2002)

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
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, at .0001 per value; 20,000,000 shares authorized;
  none outstanding in 2001 and 2000
  Common  Stock, at .001 par value, 100,000,000 shares authorized in 2001 and 2000
  (subsequently  increased to 400,000,000, see Note 19); 12,947,082 and 26,304,200
  shares  issued  and  outstanding  2001  and  2000,  respectively                                              1,295       2,630
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

                                                                                             AMNIS SYSTEMS INC.

                                                                           CONSOLIDATED STATEMENT OF CASH FLOWS


===============================================================================================================


For the Years Ended December 31,                                                   2001             2000
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(21,684,606)  $       (110,923)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Stock options for services                                                      346,605            106,250
    Depreciation and amortization                                                18,062,740
    Loss on disposal of property and equipment                                        5,480
    Provision for doubtful accounts                                                 (64,375)
    Provision for excess and obsolete inventories                                  (220,101)
  Decrease in accounts receivable                                                   700,459
  Decrease in inventories                                                           609,946                976
  Increase in prepaid expenses and other assets                                     (62,722)
  Decrease in deposits                                                                8,380
  Decrease in accounts payable moratorium                                           (14,173)
  Increase in accounts payable                                                      679,253
  Increase in accrued salaries                                                      440,442
  Increase in accrued vacation                                                       43,357
  Increase in accrued interest                                                       45,110
  Decrease in reserve for sales adjustment                                         (513,802)
  Decrease in deferred rent                                                         (90,303)
  Decrease in deferred revenue                                                      (11,547)
  Decrease in other accrued liabilities                                            (370,641)
  Decrease in sublease deposits                                                      (1,007)
---------------------------------------------------------------------------------------------------------------

    Net cash used by operating activities                                        (2,091,505)            (3,697)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from business combination                                            11,720
  Purchases of property and equipment                                               (43,026)
---------------------------------------------------------------------------------------------------------------

    Net cash used by investing activities                                           (31,306)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                      849,151
  Payments on financing obligations collateralized by accounts receivable        (1,334,591)
  Proceeds from financing obligations collateralized by accounts receivable       1,225,231
  Proceeds from issuance of common stock                                          1,431,487
---------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                     2,171,278
---------------------------------------------------------------------------------------------------------------

NET INCREASE DECREASE IN CASH                                                        48,467             (3,697)

CASH AND CASH EQUIVALENTS, beginning of year                                                             3,697
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                       $     48,467   $              -
===============================================================================================================


NON CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock exchanged for acquisition of Optivision, Inc. common stock      $ 12,221,884
  Convertible note payable in exchange for note receivable                     $    500,000
  Discount on convertible note payable                                             (305,195)
  Stock options issued for services                                                 362,605   $        106,250
===============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                   $      1,600
  Cash paid for interest                                                       $    452,779
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

          The following unaudited proforma information summarizes the results of operations as if the business combination were effected as of the beginning of the earliest year presented:

                                                  2001          2000

          Net Sales                          $  4,095,755   $ 3,574,090
          Net Loss                           $(18,632,913)  $(8,719,840)

          Basic and Dilutive Loss per Share  $      (1.61)  $     (0.77)
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


NOTE  8 - NOTE PAYABLE:

          An unsecured note payable in the amount of $250,000 was issued in February of 2001. The note bears interest at 10% per annum. Interest and principal are due one year from the date of issuance, and therefore has been classified as current on the balance sheet at December 31, 2001. In March 2002, the Company entered into an agreement converting this note payable and related interest of $25,890 into common stock of the Company, as more fully described at Note 19.

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

          From January 1 through March 31, 2002,, the Company settled with its employees for unpaid compensation by issuing additional stock options in lieu of cash in the amount of $979,495 (see Note 3).

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

          On June 18, 2002, two of the financing agreements entered into in February 2002 were amended. The number of shares per unit has increased to 21 and may be further increased by an amount as defined in the agreement. The warrant was amended to reduce the exercise price to $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock and the like. No additional proceeds were received.

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

          On June 18, 2002, the Company issued and sold two 12% two-year convertible notes in the aggregate principal of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment in for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock and the like (see Note 3). Since there are multiple components of the debentures, value was added to each component (warrants and debenture) based on their respective value. A discount on the debenture was calculated in two parts; first, the beneficial conversion feature on the debenture was valued as the difference between the purchase price of the conversion and the current trading price of the stock. Secondly, the warrants were valued using the Black Scholes Model. The combined total discount of $249,528 will be amortized over the two-year life of the debentures.

          On June 25, 2002, the Company amended its certificate of incorporation to increase the total number of shares authorized to 420,000,000; 400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001.

                                                              AMNIS SYSTEMS INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 20 - RESTATEMENT  AND  SUBSEQUENT  EVENTS:

     These financial statements have been restated to include the following subsequent events:

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

          From January 1 through August 5, 2002, the Company issued 1,254,880 shares of common stock to various corporate service provided in exchange for services valued at $609,534 to be rendered over varying contract lengths.

          In July and August 2002, the Company settled with its employees for unpaid compensation by issuing additional stock options in lieu of cash in the amount of $274,556.

          On August 8, 2002 pursuant to the Warrant Agreement with Bristol Investment Fund dated December 28, 2001, (See Note 10) the Company reduced the exercise price of the warrant shares to $0.0436 per share and increased the number of warrant shares purchasable at such exercise price by 604,969.

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


10.1*****        + Amended 1997 Stock Plan
10.2*****        + Amended 2000 Stock Plan
10.3******       + 2002 Stock Plan
10.4*****        Lease Agreement dated as of August 8, 1995 between Optivision, Inc. and
                 Alta California Associates
10.5*****        + Employment Agreement dated as of April 18, 2001 between the Issuer and
                 Michael A. Liccardo
10.6*****        + Employment Agreement dated as of April 18, 2001 between the Issuer and
                 Lawrence L. Bartlett
10.7*****        + Employment Agreement dated as of April 18, 2001 between the Issuer and
                 Richard A. Falcone
10.8***          Securities Purchase Agreement dated as of December 28, 2001 between the
                 Issuer and Bristol Investment Fund, Ltd.
10.9***          Registration Rights Agreement dated as of December 28, 2001 between the
                 Issuer and Bristol Investment Fund, Ltd.
10.10***         Security Agreement dated as of December 28, 2001 between the Issuer and
                 Bristol Investment Fund, Ltd.
10.11****        Form of Unit Subscription Agreement between the Issuer and each qualified investor
10.12******      Form of Amended Unit Subscription Agreement dated as of June 18, 2002 between the Issuer and each of Alpha Capital Aktiengesellschaft and
                 Stonestreet Limited Partnership
21.1*******      List of Subsidiaries of the Issuer
99.1             Certification of Chief Executive Officer and Chief Financial Officer
                 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




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

**      Filed  as  an exhibit to the annual report on Form 10-KSB filed with the Securities and
Exchange  Commission  on  April  2,  2001

***     Filed  as  an exhibit to the report on Form 8-K filed with the Securities and Exchange
Commission  on  January  14,  2002

****    Filed  as an exhibit to the report on Form 8-K filed with the Securities and Exchange
Commission  on  March  4,  2002



*****  Filed  as  an  exhibit  to  the  registration  statement on Form SB-2 filed with the
Securities  and  Exchange  Commission  on  March  22,  2002
****** Filed  as  an  exhibit  to the report on Form 8-K filed with the Securities and Exchange
Commission  on  June  27,  2002
******* Filed as an exhibit to the annual report on Form 10-KSB/A filed with the
Securities  and  Exchange  Commission  on  July  26,  2002


     (b)     Reports  on  Form  8-K

     None.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 2002               AMNIS SYSTEMS INC.
       ---------------

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


Date:  August 16, 2002               By:  /s/  Michael A. Liccardo
       ---------------                  --------------------------------------
                                        Michael A. Liccardo
                                        Director and Chairman of the Board,
                                        President and Chief Executive Officer


Date:  August 16, 2002               By:  /s/  Lawrence L. Bartlett
       ---------------                  --------------------------------------
                                        Lawrence L. Bartlett
                                        Director, Vice President,
                                        Chief Financial Officer and Secretary