Form 10QSB
period 2002-09-30
AMNIS SYSTEMS INC
filed 2002-12-23
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _________________

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

The number of shares outstanding of each of the issuer's classes of common equity as of December 19, 2002: 52,960,868 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes [X] No [ ]

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

INTRODUCTION

     Amnis Systems Inc., a Delaware corporation, makes hardware and software products for the creation, management and transmission of high-quality digital video over computer networks. Our products are distributed worldwide through a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs. Our products are used in diverse applications such as interactive distance learning, corporate training, video content distribution, video surveillance and telemedicine.

     On April 16, 2001, we merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as an acquisition under the purchase method of accounting. As a result of the merger, Optivision became our wholly owned subsidiary.

     As a result, our year to date September 30, 2002 historical operating results and financial condition are not comparable to the same periods in 2001. In order to enhance comparability and make an analysis of the three-month and nine-month periods ended September 30, 2002 meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon unaudited pro forma financial information for the nine-month period ended September 30, 2001 as if the merger had occurred on January 1, 2000. In order to maintain comparability and enhance clarity, goodwill amortization has been excluded from the comparison. In addition, the extraordinary item of debt forgiveness of $1,042,177 in 2002 and the non-cash amortization of discount on note payable of $445,844 and $3,104,386 for the three and nine months ended September 30, 2002, respectively, have been excluded from the comparison. The unaudited pro forma Consolidated Statements of Operations for each period are inserted at the beginning of "Results of Operations" section as a reference for that discussion.

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

The Company previously applied incorrectly the guidance in EITF 00-27 in calculating the discount corresponding to convertible notes payable. Per the guidance in EITF 00-27, the Company has now first determined the value of warrants issued in connection with the convertible notes payable, then it determined the amount of the beneficial conversion feature. The resulting discount is being amortized over the term varying between one and two years of the respective convertible notes. The effect of the prior period adjustment is shown in the attached financial statement in foot note 8.

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

RESULTS OF OPERATIONS

Third quarter of 2002 compared to third quarter of 2001
   UNAUDITED PRO FORMA COMPARISON OF THE CONSOLIDATED STATEMENT OF OPERATIONS


                                                                  September 30
For the  nine months ended                                    2002            2001
======================================================================================
SALES                                                     $  1,594,938   $  3,436,263

COST OF GOODS SOLD                                           1,344,802      2,066,522
--------------------------------------------------------------------------------------
    Gross margin                                               250,136      1,369,741

OPERATING EXPENSES
  Research and development                                     827,846      1,665,081
  Sales and marketing                                        1,373,646      2,175,425
  General and administrative                                 1,985,763      1,380,464
--------------------------------------------------------------------------------------
                                                             4,187,255      5,220,970
--------------------------------------------------------------------------------------
      Loss from operations                                  (3,937,119)    (3,851,229)

OTHER INCOME (EXPENSE)
  Interest expense, net                                       (292,716)      (395,820)
  Other, net                                                    47,153         43,763
--------------------------------------------------------------------------------------
      Total other (expense)                                   (245,563)      (352,057)
--------------------------------------------------------------------------------------
      Net loss                                            $ (4,182,682)  $ (4,203,286)
======================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                         (0.183)        (0.225)
WEIGHTED AVERAGE SHARES OUTSTANDING                         28,819,248     18,641,437

The pro forma net loss reconciles to the financial statement as follows:

  Net loss shown on pro forma                             $ (4,182,682)  $ (4,203,286)
  Amortization of Goodwill purchase accounting                            (17,877,694)
  Financial statement purchase accounting decreased loss                    1,625,261
  Amortization & adjustment convertible note discounts      (3,719,386)
  Gain on debt extinguishment                                1,042,177
  Income taxes                                                  (1,600)            --
                                                          -------------  -------------
  Net loss shown on financial statements                  $ (6,861,491)  $(20,455,719)

     Revenues for the three months ended September 30, 2002 were $889,658, an 86% increase from the $477,354 recorded for the same period in 2001. Revenues for the nine months ended September 30, 2002 were $1,594,938, a decrease of approximately 53% over revenues of $3,436,263 for the nine months ended September 30, 2001. Our revenues continue to be impacted by delayed decision-making late in our sales cycle that postponed several large deals, nonetheless our revenues grew substantially in the third quarter to $889,658. Our prior two quarters' sales were $459,209 and $246,071 for the three-month periods ended June 30 and March 30, 2002, respectively. Our pipeline of new business opportunities is still growing and continues to bring us strong optimism about our long-term future in spite of the tough short-term macro economic environment. (Historical revenues were $1,704,386 for the nine months ended September 30, 2001).

     Research and development expenses were $348,017 for the three months ended September 30, 2002, as compared to $427,344 for the three months ended September 30, 2001. Research and development expenses were $827,846 for the nine months ended September 30, 2002, as compared to $1,665,081 for the nine months ended September 30, 2001. This decrease is in line with cost reductions necessary as a result of the economic slowdown and our revenue slowdown. We do expect modest increases in future quarters to support development of the new network digital video products. (Historical research and development expenses for the nine months ended September 30, 2001 are $885,294.)

     Sales and marketing expenses for the three months ended September 30, 2002 were $403,335, a 20% decrease from the second quarter due to a reduction in trade show activity. This compares to $697,113 for the three months ended September 30, 2001. This decrease from the prior year is in line with cost reductions necessary as a result of the economic slowdown and our revenue slowdown. Sales and marketing expenses for the nine months ended September 30, 2002 were $1,373,646 as compared to $2,175,425 for the nine months ended September 30, 2001. Again, this decrease is consistent with cost reductions necessary as a result of the economic slowdown and our revenue slowdown. (Historical sales and marketing expenses for the nine months ended September 30, 2001 are $1,306,582).

     General and administrative costs were $616,680 for the three months ended September 30, 2002, as compared to $459,001 for the three months ended September 30, 2001. General and administrative costs were $1,985,763 for the nine months ended September 30, 2002, as compared to $1,380,464 for the nine months ended September 30, 2001. During the third quarter of 2002 we recorded $5,000 of non-cash consulting contracts for services covering strategic planning, mergers and acquisition activity and corporate financing bringing the total for the nine months to $360,007. Third quarter cash expenses increased approximately 60%, compared to the same period in 2001 as a result of increases in legal and audit expense associated with the restatement of our accounting for the merger in 2001 using the purchase method of accounting instead of the pooling of interest method of accounting and the preparation of related regulatory filings. (Historical general and administrative expenses for the nine months ended September 30, 2001 are $825,392).

     Interest and other expense, net was $511,111 for the three months ended September 30, 2002. This includes debt discount amortization of $445,844, leaving interest and other expenses to be $65,267, which compares to $92,888 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 Interest and other expense, net was $3,964,949 less debt discount amortization and adjustments of $3,719,386, leaving interest and other expenses of $245,563, as compared to $234,826 for the nine months ended September 30, 2001. (Historical interest and other expense, net for the nine months ended September 30, 2001 are $198,079).

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had cash and cash equivalents of $39,549 compared to $44,593 at June 30, 2002. During the three months ended September 30, 2002, our negative working capital position worsened by approximately $0.5 million primarily due to not receiving additional funding during the quarter. The working capital item of convertible note discount contributed $445,884, a non cash item offset the increases in liabilities from deferred salaries, deferred legal and accounting fees, increased debt to the bank, increase in unpaid rent and inventory and prepaid expense decreases. Even though revenue was nearly double the prior quarters it was not sufficient to cover our negative cash requirements and resulted in the need to finance working capital by the changes noted above.

     We are negotiating the renewal of the lease of our facility located in Palo Alto, California, and a settlement plan for the payment of approximately $386,000 in rent incurred in the third quarter of 2002 that we owe to our landlord plus additional rents in the amount of $222,200 to be incurred through the termination of the lease on December 15, 2002. These additional unpaid rents are due to the departure of our sublessee.

     In December 2001, pursuant to a financing agreement between Bristol Investment Fund, Ltd. and us for a total of $1,000,000 of convertible debentures and up to $1,385,000 of investment options and warrants, we received a first tranche of financing through the issuance of a 12% $500,000 convertible debenture due December 28, 2003. Bristol Investment Fund, Ltd. is committed to provide us with the second tranche of financing in the amount of $500,000 through the issuance of a convertible debenture within ten business days after the effective date of a registration statement covering the resale of the shares issuable upon conversion of the debentures and exercise of the related warrants and investment options. Receipt of this additional convertible debenture financing and financing through the exercise of the related investment options and warrants will be critical for us to continue operations through 2002 and beyond.

     We are in the process of registering for resale with the Securities and Exchange Commission (i) the shares of common stock underlying the December 2001 private placement for a total of $1,000,000 of 12% convertible debentures due December 28, 2003, and up to $1,385,000 of related investment options and warrants, (ii) the shares of common stock that we issued pursuant to a February 2002 private placement, as amended in June 2002, for up to $1,800,000 in units of common stock and warrants, and the shares of common stock underlying such warrants; and (iii) the shares of common stock underlying $450,000 of 12% convertible notes due June 18, 2004 that we issued in a private placement in June 2002, and the related warrants. Because of our failure to timely register the common stock for resale with the Securities and Exchange Commission, as of November 13, 2002, we have accrued penalties that are due our investors of approximately $87,333. As of November 13, 2002, we have also accrued interest of approximately $52,603. We cannot be certain as to how long it will take to obtain an effective registration for resale with the Securities and Exchange Commission or whether such approval will ever be obtained. We are currently engaged in negotiations with our investors relating to our obligations under the financings. If we are unable to successfully renegotiate the existing terms, we will attempt to cure any defaults as soon as practicable. We are also continuing to aggressively pursue other financing opportunities and alternative financing arrangements.

     During the three months ended September 30, 2002 we issued pursuant to our 2002 stock plan options to purchase 344,000 shares of our common stock having a market value of $29,400 as compensation to our employees and options to purchase 850,000 shares of our common stock having a market value of $72,000 to consultants for consulting services. Year-to-date we issued 2,471,142 shares of our common stock having a market value of $1,266,749 as compensation to our employees and options to purchase 2,140,805 shares of our common stock having a market value of $695,732 to consultants for consulting services. Subsequent to September 30, 2002 we issued options to purchase 1,166,184 shares of our common stock having a market value of $60,210 and options to purchase totaling 1,987,500 shares of our common stock having a market value of $92,500 to consultants for consulting services.

     We had continuing operating losses of $3,307,829, excluding goodwill amortization of $17,877,694 for the year ended December 31, 2001. Operating losses were $1,378,669 for the first quarter of 2002, $1,496,297 for the second quarter 2002 and $1,062,153 for the third quarter of 2002. Although we currently expect to break even in 2004, we expect to incur operating losses over the next year and a half of between $2.5 million and $3 million in total. So, in order to sustain our operations, finance our growth and achieve our strategic objectives until then, we currently estimate that we will need additional funding of between $2.5 million and $3 million in total. Management has implemented measures to increase cash flows through increases in revenue and cost-cutting measures and is actively pursuing additional sources of funding. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and the recognition and classification of net operating loss carry forwards between current and long-term assets. These accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and in the notes to the consolidated financial statements included with this Form 10-QSB.




ITEM 3.   CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

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




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    EXHIBITS

     99.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

     99.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

     (b)    REPORTS ON FORM 8-K

     On November 6 we filed a report on Form 8-K under Item 4, Change in Registrants Certifying Accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 19 2002              AMNIS SYSTEMS INC.

                                     By:   /s/ Michael A. Liccardo
                                        -----------------------------------
                                        Michael A. Liccardo
                                        President, Chief Executive Officer
                                        and Chairman of the Board
                                     By:  /s/ Lawrence L. Bartlett
                                        -----------------------------------
                                        Lawrence L. Bartlett
                                        Vice President, Secretary and Chief
                                        Financial Officer

                                 CERTIFICATIONS

I, Michael A. Liccardo, Chairman of the Board, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Amnis Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     December 19, 2002


     /s/ Michael A. Liccardo
     -------------------------------
     Michael A. Liccardo
     Principal Executive Officer

I, Lawrence L. Bartlett, Vice President, Secretary and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Amnis Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     December 19, 2002


     /s/ Lawrence L. Bartlett
     ----------------------------
     Lawrence L. Bartlett
     Principal Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


  Consolidated Balance Sheet (unaudited)
as of September 30, 2002. . . . . . . . . . . . . . . . . . . . . . . . .   F-1
  Consolidated Statement of Operations (unaudited)
for the three and nine-month periods ended September 30, 2002 and 2001. .   F-2
  Consolidated Statement of Cash Flows (unaudited)
for the nine-month periods ended September 30, 2002 and 2001. . . . . . .   F-3
  Notes to Consolidated Financial Statements (unaudited). . . . . . . . .   F-4 to F-9

                                                                                    AMNIS SYSTEMS INC.

                                                                            CONSOLIDATED BALANCE SHEET
                                                                                            (UNAUDTED)
                                                                                    SEPTEMBER 30, 2002
======================================================================================================

------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                                   $     39,549
  Accounts receivable, net of allowance for doubtful accounts of $223,220 and $236,000
    for September 30 and June 30, 2002, respectively                                          395,203
  Inventories                                                                                 523,564
  Prepaid expenses and other                                                                   97,012
------------------------------------------------------------------------------------------------------

      Total current assets                                                                  1,055,328
------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Machinery and equipment                                                                   1,899,335
  Demonstration equipment                                                                     456,752
  Furniture and fixtures                                                                      496,433
  Leasehold improvements                                                                      351,111
------------------------------------------------------------------------------------------------------
                                                                                            3,203,631
  Less:  Accumulated depreciation and amortization                                         (3,079,371)
------------------------------------------------------------------------------------------------------

      Property and equipment, net                                                             124,260
------------------------------------------------------------------------------------------------------

                                                                                         $  1,179,588
======================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Bank Overdraft                                                                         $     11,393
  Financing obligations collateralized by accounts receivable                               1,005,374
  Stockholders' notes payable                                                                 105,000
  Accounts payable - other                                                                    933,323
  Accrued salaries                                                                            315,045
  Accrued vacation                                                                            208,768
  Accrued interest payable                                                                    105,618
  Convertible notes payable                                                                 1,612,763
  Discount on convertible note payable                                                     (1,340,636)
  Deferred rent                                                                                23,672
  Deferred revenue                                                                             98,981
  Other accrued expenses                                                                      430,670
------------------------------------------------------------------------------------------------------

      Total current liabilities                                                             3,509,971

LONG-TERM LIABILITIES:
  Convertible note payable                                                                    950,000
  Discount on convertible note payable                                                       (621,250)
------------------------------------------------------------------------------------------------------

      Total liabilities                                                                     3,838,721
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 authorized: none outstanding
  Common stock, $0.0001 par value:
    Authorized - 400,000,000 shares
    Issued and outstanding - 49,307,186                                                         4,931
  Additional paid-in capital                                                               25,995,084
  Accumulated deficit                                                                     (28,659,148)
------------------------------------------------------------------------------------------------------

      Total stockholders' deficit                                                          (2,659,133)
------------------------------------------------------------------------------------------------------

      Total liabilities and stockholder's deficit                                        $  1,179,588
======================================================================================================

                                                                                                               AMNIS SYSTEMS INC.

                                                                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                                      (UNAUDITED)
=================================================================================================================================
                                                                     September 30                       September 30
                                                       ---------------------------------------  ---------------------------------
For three months and nine months ended, respectively          2002                2001              2002             2001
---------------------------------------------------------------------------------------------------------------------------------
SALES                                                  $         889,658   $          477,354   $ 1,594,938   $        1,704,386

COST OF GOODS SOLD                                               583,779              421,104     1,344,802            1,067,064
---------------------------------------------------------------------------------------------------------------------------------

    Gross margin                                                 305,879               56,250       250,136              637,322

OPERATING EXPENSES
  Research and development                                       348,017              427,344       827,846              885,294
  Sales and marketing                                            403,335              697,113     1,373,646            1,306,582
  General and administrative                                     616,680              459,001     1,985,763              825,392
  Goodwill amortization                                                -           17,132,790             -           17,877,694
---------------------------------------------------------------------------------------------------------------------------------

     Total operating exenses                                   1,368,032           18,716,248     4,187,255           20,894,962
---------------------------------------------------------------------------------------------------------------------------------

      Loss from operations                                    (1,062,153)         (18,659,998)   (3,937,119)         (20,257,640)

OTHER INCOME (EXPENSE)
  Interest expense, net                                         (516,151)            (124,857)   (4,012,102)            (200,637)
  Other, net                                                       5,040                7,625        47,153                2,558
---------------------------------------------------------------------------------------------------------------------------------

      Total other income (expense)                              (511,111)            (117,232)   (3,964,949)            (198,079)
---------------------------------------------------------------------------------------------------------------------------------

Net loss before taxes and extraordinary item           $      (1,573,264)  $      (18,777,230)  $(7,902,068)  $      (20,455,719)
---------------------------------------------------------------------------------------------------------------------------------

  Income Tax                                                           -                    -        (1,600)                   -
---------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                         $      (1,573,264)  $      (18,777,230)  $(7,903,668)  $      (20,455,719)
---------------------------------------------------------------------------------------------------------------------------------

  Net extraordinary item-gain on debt extinguishment                   -                    -     1,042,177                    -
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                               $      (1,573,264)  $      (18,777,230)  $(6,861,491)  $      (20,455,719)
---------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTIVE LOSS PER COMMON SHARE -
  BEFORE EXTRAORDINARY ITEM                            $          (0.033)  $           (1.537)  $    (0.274)  $           (1.674)

BASIC AND DILUTIVE LOSS PER COMMON SHARE ON
  EXTRAORDINARY ITEM - GAIN ON DEBT FORGIVENESS        $               -   $                -   $     0.036   $                -
=================================================================================================================================

BASIC AND DILUTIVE LOSS PER COMMON SHARE               $          (0.033)  $           (1.537)  $    (0.238)  $           (1.674)
=================================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED         48,392,114           10,580,388    28,819,248           18,641,437
=================================================================================================================================

                                                                                      AMNIS SYSTEMS INC.

                                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                             (UNAUDITED)
========================================================================================================
                                                                                    September 30
                                                                             ---------------------------
For the nine months ended                                                        2002          2001
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(6,861,491)  $(20,455,719)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Common stock issued for services                                             434,922         21,000
    Interest expense exchanged for common stock                                   25,890              0
    Interest expense exchanged for debt                                          458,385              0
    Employee salaries exchanged for stock options                              1,266,749              0
    Depreciation and amortization                                                 45,423     17,972,940
    Amortization of discount on note payable                                   3,104,386              0
    Loss on disposal of property and equipment                                     1,627           (161)
    Loss on extinguishment of debt                                                73,610              0
    Gain on extinguishment of debt                                            (1,115,787)             0
    Provision for allowance for doubtful accounts                                 51,595              0
    Provision for excess and obsolete inventories                                129,267        105,827
  Decrease in accounts receivable                                                (75,281)       510,384
  (Increase) Decrease in inventories                                             (28,775)       445,384
  (Increase) decrease in prepaid expenses and other assets                        70,797        (25,762)
  (Decrease) in accounts payable moratorium                                     (445,713)             0
  Increase in accounts payable                                                       457         31,454
  (Decrease) in accrued salaries                                                (451,241)       215,609
  Increase (decrease) in accrued vacation                                        (66,065)        51,232
  Increase (decrease) in accrued interest payable                               (275,486)       109,156
  Increase (decrease) in deferred rent                                           (85,220)             0
  (Decrease) in deferred revenue                                                  39,886        (10,274)
  Increase (decrease) in other accrued expense                                   128,437       (723,341)
  (Decrease) in sublease deposits                                                (72,800)        (3,430)
--------------------------------------------------------------------------------------------------------

      Net cash used in operating activities                                   (3,646,428)    (1,755,701)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from business combination                                              0         11,720
  Purchases of property and equipment                                            (19,518)       (12,540)
--------------------------------------------------------------------------------------------------------

      Net cash used in investing activities                                      (19,518)          (820)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                         0        987,178
  Proceeds from financing obligations collateralized by accounts receivable    1,364,540              0
  Payments on financing obligations collateralized by accounts receivable     (1,388,448)      (222,299)
  Proceeds from issuance of common stock                                       2,901,999      1,000,000
  Costs incurred to secure capital                                              (182,456)             0
  Proceeds from notes receivable                                                 500,000              0
  Proceeds from issuance of convertible notes payable                            450,000              0
  Increase in Bank Overdraft                                                      11,393              0
--------------------------------------------------------------------------------------------------------

      Net cash provided by financing activities                                3,657,028      1,764,879
--------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (8,918)         8,358

CASH AND CASH EQUIVALENTS, beginning of year                                      48,467
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                     $    39,549   $      8,358
--------------------------------------------------------------------------------------------------------


NON CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock exchanged for acquisition of Optivision, Inc common stock     $         0   $ 12,221,884
  Common stock issued for services                                               434,922         21,000
  Accrued salaries exchanged for common stock                                  1,266,749              0
  Debt and accrued interest exchanged for common stock                           275,890              0
  Convertible note payable exchanged for common stock                          2,050,000              0
  Note payable and interest in exchange for convertible note payable           3,547,920              0
  Convertible note payable exchanged for convertible note payable              1,612,763              0
  Discount on convertible note payable                                         1,340,636              0
  Cancellation of shares of common stock                                               0          1,974
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                 $     2,400   $          0
  Cash paid for interest                                                     $   224,175   $    102,811
--------------------------------------------------------------------------------------------------------

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

================================================================================

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. All adjustments for the third quarter ended September 30, 2002 were of a recurring nature except for the prior period adjustment (see Note
8). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. However, the company believes that the disclosures are adequate to make the information presented not misleading. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended December 31, 2001 and 2000, with the Securities and Exchange Commission. The Company is in the process of filing an amended 10-KSB for the year ended December 31, 2001, and amended 10-QSB for both March 31, 2002 and June 30, 2002. The amendments are due to a restatement issue (see Note 8).

It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The stockholders' equity of the Company, after the April 16th, 2001 business combination with Optivision, has resulted in a substantial deficit that is compounded by its current liabilities exceeding its current assets by $2,454,643 at September 30, 2002 and negative cash flow from operating activities of $3,646,428 for the nine months ended September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to reverse the recent trend of losses are to increase revenues and gross margins while controlling costs. Continued existence of the company is dependent on the company's ability to obtain adequate funding and eventually establish profitable operations. The company intends to obtain additional equity and/or debt financing. There remains significant uncertainty, however about the company's ability to continue as a going concern. There is no assurance that the Company will be able to achieve successful operations, obtain sufficient financing or obtain a line of credit. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

          a.   Principles  of  Consolidation
               -----------------------------

               The financial statements include the accounts of Amnis Systems Inc. and its wholly owned subsidiary Optivision, Inc. from the date of acquisition, April 16, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

          b.   Risks  due  to  Concentration  of  Significant  Customers
               ---------------------------------------------------------

               Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During 2001, our top four customers accounted for 52% of our net revenues. Additionally, as of December 31, 2001, approximately 44% of our accounts receivable were concentrated with five customers. During the nine months ended September 30, 2002, our top five customers accounted for 46% of our net revenues.

               As of September 30, 2002, approximately 92% of our accounts receivable were concentrated with seven of our customers.

          c.   Inventories
               -----------

               Inventories are stated at the lower of cost (first-in, first-out) or market. Provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at September 30, 2002. Due to competitive and market pressures, it is reasonably possible that additional provisions could be required in the future.

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          Inventories consist of the following at September 30, 2002:
          Raw Materials                                                $ 256,035
          Work-in-process                                                345,465
          Demonstration Inventory                                        132,064
          -----------------------------------------------------------------------
                                                                         733,564
          Reserve for inventory obsolescence and
            demonstration inventory refurbishing costs                  (210,000)
          -----------------------------------------------------------------------

                                                                       $ 523,564
          =======================================================================

          Certain of the Company's products contain components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.

          d.   New pronouncements
               ------------------

          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 4 -  EXTRAORDINARY GAIN:

          On January 30, 2002, we successfully negotiated a work-out agreement plan with the creditors of Optivision Inc., under which the Company

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

          will pay the creditors of Optivision Inc. $0.35 for every $1.00 owed on debt listed on the balance sheet as Accounts Payable-moratorium. In accordance with the workout agreement, the debt was settled in full in June 2002 and an extraordinary gain of $1,042,177 was recorded for the portion of the debt forgiven.

NOTE 5 -  LOSS PER SHARE:

          The basic loss per share for the nine months ended September 30, 2002 and 2001 was calculated based on a weighted average number of shares outstanding of 28,819,248 and 18,641,437, respectively. The basic loss per share for the three months ended September 30, 2002 and 2001 was calculated based on a weighted average number of shares outstanding of 48,392,114 and 10,580,388, respectively. Since we have a loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants, convertible debt and other common stock equivalents would be anti-dilutive.

NOTE 6    SHARES ISSUED FOR COMPENSATION:

          During the three months ended September 30, 2002, the Company issued, pursuant to our 2002 stock plan, options to purchase 344,000 shares of our common stock having a market value of $29,400 as compensation to our employees, and options to purchase 850,000 shares of our common stock having a market value of $72,000 to consultants for consulting services. Year-to-date we issued 2,471,142 shares of our common stock having a market value of $1,266,749 as compensation to our employees and options to purchase 2,140,805 shares of our common stock having a market value of $695,732 to consultants for consulting services.

NOTE 7    SUBSEQUENT  EVENTS:

          As of the end of October, the Company has been unable to pay its lease obligations, due to the departure of its sublessee, which now totals $386,711. The landlord has agreed to meet with the Company to negotiate lease renewal and settlement of past due amounts. The appropriate amount thru September 30, 2002 has been accrued by the Company.

          Subsequent to September 30, 2002 we issued options to purchase 1,166,184 shares of our common stock having a market value of $60,210 and options to purchase totaling 2,287,500 shares of our common stock having a market value of $100,900 to consultants for consulting services.

NOTE 8 -  PRIOR PERIOD ADJUSTMENT:

          The Company previously applied incorrectly the guidance in EITF 00-27 in calculating the discount corresponding to convertible notes payable. Per the guidance in EITF 00-27, the Company has now first determined the value of warrants issued in connection with the convertible notes payable, then it determined the amount of the beneficial conversion feature. The resulting discount is being amortized over the term varying between one and two years of the respective convertible notes. The following information is presented to indicate what the effect of the prior period adjustment is for the following affected periods:

                                                              AMNIS SYSTEMS INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

================================================================================

                                                     RETAINED        EARNINGS PER SHARE
         PERIOD                   NET LOSS           EARNINGS         BASIC & DILUTED
------------------------------  -------------  --------------------  -----------------
Year Ended December 31, 2001,
     as previously stated       $(21,684,606)  $       (21,797,659)  $          (1.43)

     Prior Period Adjustment    $          -   $                 -   $              -
                                ------------------------------------------------------
         Restated               $(21,684,606)  $       (21,797,659)  $          (1.43)
                                ======================================================

3 months ended March 31, 2002,
     as previously stated       $ (2,107,643)  $       (23,905,302)  $          (0.12)

     Prior Period Adjustment    $   (847,631)  $          (847,631)             (0.05)
                                ------------------------------------------------------
         Restated               $ (2,955,274)  $       (24,752,933)  $          (0.17)
                                ======================================================

3 months ended June 30, 2002,
     as previously stated       $ (1,087,881)  $       (24,993,183)  $          (0.04)

     Prior Period Adjustment    $ (1,245,071)  $        (1,245,071)             (0.04)
                                ------------------------------------------------------
         Restated               $ (2,332,952)  $       (26,238,254)  $          (0.08)
                                ======================================================