Form 10KSB
period 2002-12-31
AMNIS SYSTEMS INC
filed 2003-05-20
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
                  For the fiscal year ended: December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________

Commission File Number:  000-29645

                                AMNIS SYSTEMS INC.
                           (Formerly Graffiti-X, Inc.)
                 (name of small business issuer in its charter)

             Delaware                                   94-3402831
             --------                                   ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 3450 Hillview Avenue, Palo Alto, California                             94304
 -------------------------------------------                             -----
    (Address of principal executive offices)                          (Zip Code)

                   Issuer's telephone number:  (650) 855-0200
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

Issuer's revenues for its most recent fiscal year:  $2,240,135.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 16, 2003, was $3,238,638.

The number of shares outstanding of each of the issuer's classes of common equity as of May 16, 2003 was 107,451,652 shares.

Documents incorporated by reference:  None

Transitional  Small  Business  Disclosure Format (check one): [ ] Yes    [X] No

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.                                           3
ITEM 2.     DESCRIPTION OF PROPERTY.                                          14
ITEM 3.     LEGAL PROCEEDINGS.                                                14
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              14

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         15
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.        16
ITEM 7.     FINANCIAL STATEMENTS                                              21
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.                                             21

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.                22
ITEM 10.    EXECUTIVE COMPENSATION.                                           24
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.                                                       32
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                   34
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.                                 34
ITEM 14.    CONTROLS AND PROCEDURES                                           38

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

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

                                  OUR BUSINESS

     We were formed on July 29, 1998. On April 16, 2001, we merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as a recapitalizations of Optivision.

     Amnis Systems Inc., a Delaware corporation, owns one hundred percent of Optivision, Inc., a California corporation that makes hardware and software products for the creation, management and transmission of compressed high-quality digital video over broadband computer networks. Our network video products are distributed primarily in the United States of America, Europe and Pacific Rim countries through a network of value added resellers, or VARs, system integrators and original equipment manufacturers, or OEMs. Our products are used in diverse applications such as distance learning, corporate training, video courier services, surveillance, telemedicine and visual collaboration. We consider our operations to be one segment for reporting purposes.

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

     Our products are compatible with the Motion Picture Expert Group, or MPEG, digital video industry standard, which provides the highest quality digital video for our customers. In addition our products are compatible with computer network standards based on various computer network communication protocols such as, for example, the Internet Protocol, or IP, and the Asynchronous Transfer Mode, or ATM, protocol. Our products enable our customers to:

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

     -    Employ the next generation digital video and network technologies;

     - Enhance current products for use in video surveillance and distance learning applications;

     -    Provide greater network management and control capability;

     - Support real time video storage, server, processing and content management functions; and

     - Accommodate different computer network bandwidth constraints and fluctuations.

     Optivision's research and development expenditures were approximately $1.3 million and $1.9 million for fiscal years ended December 31, 2002 and December 31, 2001, respectively.

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

CUSTOMERS

     Our products are used by corporations, government agencies, educational institutions, healthcare institutions and other institutions with broadband computer networks that require high quality streaming video for such applications as interactive distance learning, corporate training, video content distribution, video surveillance and telemedicine.

     Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. During calendar year 2002, five customers accounted for 43% of our net revenues and during 2001 five customers accounted for 53% of Optivision's net revenues. During 2002 Hughes Network Systems, Marshall Associates, Inc, Pan Dacom Networking AG and University of Calgary accounted for 9%, 9%, 10% and 10% of our net revenues, respectively. In 2001, Hughes Network Systems, Glory Group and Marshall Associates, Inc. accounted for 25%, 10% and 9% of our net revenues, respectively. Our customers and VARS purchase our hardware and software products on an as needed basis by issuing purchase orders directly to us. Customers of system integrator and value added resellers are extended a purchase price discount based on mutual negotiation and agreement, which is typically based on total volume of business over a 12 month period or for a specific order and delivery schedule. Generally, consistent with industry practice in our market, our customers do not sign long term contracts with committed purchase volume.

EMPLOYEES

     As of December 31, 2002, we employed a total of 23 full time employees, which include four in engineering, nine in sales and marketing, five in manufacturing and five in administration and finance. After December 31, 2002, the Company lost most of its employees and as of April 2003 had only three full-time employees. All employees since September 30, 2003, have only been paid one weeks salary. As of May 16, 2003, as a result of new funding, we have 12 employees, which include four in engineering, two in sales, two in manufacturing and four in administration.



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

     We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2002 and 2001, respectively, in which our auditors have included explanatory paragraphs indicating that our recurring net losses, stockholders' deficit, working capital deficit, and negative cash flow from operations cause substantial doubt about our ability to continue as a going concern. If our recurring operating losses, stockholders' deficit, working capital deficit and negative cash flow from operations continue, our business could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES, AND WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, WE WILL HAVE TO CURTAIL OUR OPERATIONS.

     As of this date, we have generated limited revenues and incurred significant losses. As of December 31, 2002, we had an accumulated deficit of approximately $28,600,000. For the year ended December 31, 2002, our consolidated net loss was approximately $8,900,000. We have never been profitable and continue to incur losses from operations. We expect to incur net losses over the next two years of between $4 million and $6 million in total. We may never generate sufficient revenue, income and cash flows to support our operations. Our future revenues could decline by reason of factors beyond our control such as technological changes and developments, downturns in the economy and decreases in demand for digital video networking and broadband Internet products. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may decline.

     We currently expect to reach break even in 2004. So, in order to sustain our operations until then, we currently estimate that we will need additional funding of between $6 million and $7 million in total. However, our capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects, general economic conditions and the status and timing of competitive developments. To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we will continue to need to raise additional capital.

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

     We use a network of value added resellers, or VARs, consisting primarily of system integrators and original equipment manufacturers, or OEMs, to assist with the marketing of our products and installation and servicing of our streaming video network products. Some of these value added resellers, system integrators and original equipment manufacturers are important customers representing a substantial portion of our revenues. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. In addition, our net revenues could decline and our operating results and business could be harmed if we experience any difficulty in collecting amounts due from one or more of our key customers. During 2002, five customers accounted for 43% of our net revenues. As of December 31, 2002, approximately 66% of our accounts receivable were concentrated with five customers.

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

Our future success also depends in large part on the continued services of our senior management, and key technical and sales personnel. In particular, we are highly dependent on the services of Scott Mac Caughern, our chairman, president and chief executive officer, and Lawrence L. Bartlett, our vice president, chief financial officer and secretary. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Messrs. Mac Caughern, Bartlett, or Falcone, or other key personnel could seriously harm our business.


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

     In addition, our competitors or we may announce new products that have the potential to shorten the life cycle of, or replace, our current products. Such announcements could cause customers not to buy or to defer to buy our products. Similarly, such new products could render our products or technologies non-competitive or obsolete. If we fail to enhance our current products and to introduce new products and features to meet changing customer requirements and evolving industry standards, our results of operations may suffer.


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

WE ARE OBLIGATED TO ISSUE ADDITIONAL SHARES AND MAY ISSUE FURTHER SHARES AND DILUTE YOUR OWNERSHIP PERCENTAGE.



     We are obligated to issue additional shares of our common stock pursuant to certain agreements for the following financings which will dilute your ownership percentage:

          - In December 2001, we entered into a financing agreement with Bristol Investment Fund, Ltd. for the issuance of a total of $1,000,000 in principal amount of convertible debentures, of which $500,000 has been issued, that are convertible into shares of our common stock at a floating conversion price, investment options to purchase shares of our common stock at the applicable conversion price for each share of common stock issued upon conversion of the debentures, and warrants to purchase up to 1,100,000 shares of our common stock at a floating exercise price. Due to the floating conversion rate, we do not know the exact number of shares that we will have to issue upon conversion of the debentures and exercise of the investment options. As of May 16, 2003, prior to entering into the additional funding in May 2003, Bristol agreed to allow the Company to reserve a maximum of 53,453,861 shares of common stock for issuance pursuant to its financing documents and 74,835,405 shares of common stock with respect to Stonestreet pursuant to all of its financing documents with the Company until such time as the Company obtains stockholder approval to increase its authorized shares of common stock.

          -    On January 14 2002, the Company issued a one-year convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, president, chief executive officer, and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision Inc. to meet operating expenses. At any time, Mr. Liccardo may elect to convert the note to common stock of the Company at $0.35 per share, subject to adjustment related to the price of subsequent securities issuances by the Company to third parties. On June 18, 2002, Mr. Liccardo converted $2,050,000 in principal of the convertible note issued on January 14, 2002 and, in connection therewith, received 26,623,377 shares of common stock. The remaining principal and accrued interest was transferred to a two-year new convertible note as of this date. The note provides that Mr. Liccardo may, at any time, elect to convert the outstanding principal of $1,000,783 of the convertible note and accrued interest thereon into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price through January 14, 2003, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like. Mr. Liccardo is restricted from selling any shares resulting from the conversion of his note until the stock reaches fifty cents ($0.50) per share or the Alpha and Stonestreet notes from the June financing have been paid. On January 14, 2003, Mr. Liccardo converted $500,000 in principal of the convertible note issued on June 18, 2002 and, in connection therewith, received 12,500,000 shares of common stock. Mr. Liccardo utilized a conversion price without a discount to market and forgave the accrued interest of $92,789.11. The remaining principal was transferred to a new two-year convertible note, which, as of this date, is in the amount of $1,112,763. On April 15, 2003, Mr. Liccardo converted $100,000 in principal of the convertible note issued on June 18, 2002 and, in connection therewith, received 14,000,000 shares of common stock. The accrued interest of approximately $26,000 was forgiven by Mr. Liccardo and the remaining principal was transferred to a new two-year convertible note as of this date in the amount of $1,000,763. Mr. Liccardo agreed to not convert or require that the Company reserve shares of common stock in connection with his convertible until such time as the Company has obtained stockholder approval for an increase in its shares of common stock.

          - In February 2002, we entered into financing agreements with Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership. Under these financing agreements, as amended in June 2002, we sold a total of 187,500 units at a purchase price of $8.00 per unit, each unit consisting of 21 shares of common stock, subject to adjustment pursuant to exercise of the related reset option, and one warrant to purchase three shares of our common stock at an exercise price of approximately $0.13 per share, also subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of our capital stock and the like. Due to the floating exercise feature of the reset options, we do not know the exact number of shares that we will have to issue upon exercise of the reset options. In May 2003, Alpha agreed to modify its units and waive its right to the reset option in exchange for the Company converting the units into Secured Convertible Debentures. Alpha and Stonestreet also agreed to allow the Company to reserve a maximum of 125,025,785 shares of common stock for issuance pursuant to all of its financing documents with the Company until such time as the Company obtains stockholder approval to increase its authorized shares of common stock.

          - In February 2002, we entered into a financing agreement with a non-U.S. person for a total of 37,500 units, each unit consisting of ten shares of our common stock, subject to adjustment pursuant to exercise of the related reset option, and a warrant to purchase three shares of our common stock at an exercise price of $0.90, subject to such customary adjustment for stock splits, combination or reclassification of our capital stock and the like. As the number of shares issuable upon exercise of the reset option depends on the closing bid price of our common stock during a 30-day period prior to exercise, we do not know the exact number of shares that we will have to issue upon exercise of the reset option. The investor also agreed to allow the Company to reserve a minimum number of shares of common stock for issuance pursuant to its financing documents with the Company until such time as the Company obtains stockholder approval to increase its authorized shares of common stock.

          - In June 2002, we sold to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership two convertible notes in the aggregate principal amount of $450,000 and warrants to purchase up to 135,000 shares of our common stock at an exercise price of approximately $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of our capital stock and the like. Due to the floating conversion rate, we do not know the exact number of shares that we will have to issue upon conversion of the notes. Alpha and Stonestreet agreed to allow the Company to reserve a maximum of 125,025,785 shares of common stock for issuance pursuant to all of its financing documents with the Company with respect to Alpha and 74,835,405 shares of common stock with respect to Stonestreet pursuant to all of its financing documents with the Company until such time as the Company obtains stockholder approval to increase its authorized shares of common stock.

          - In May 2003, we entered into a financing agreement with three investors whereby we issued a secured convertible debentures in the amount of $1,000,000 and warrants to purchase up to 5,000,000 shares of common stock. The convertible debentures are due two years from the date of issuance and are convertible at a price equal to the lower of (i) $.05 or (ii) 65% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. The warrants are exercisbable for a period of seven years at the price of $.05 per share. The Company is not required to reserve shares for issuance pursuant to this agreement until such time as the Company has received stockholder approval for an increase in its authorized common stock,

     In addition, some events could result in the issuance of additional shares of our common stock, which would further dilute your ownership percentage. We may issue additional shares of common stock:

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

ITEM 2.     DESCRIPTION OF PROPERTY

     Our principal administrative, marketing, manufacturing and product development facility is located in Palo Alto, California. This facility occupies approximately 22,000 square feet pursuant to a lease that commenced on November 1, 1995 and terminated on December 15, 2002. Since December 15 2002, we have been operating on a month-to-month basis with an agreement to vacate the facility with in 30 days should the landlord identify another tenant. As of this date, we have reached an agreement with the landlord for month-to-month rental of approximately 10,000 square feet for $10,000 per month.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "AMNM." The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each quarterly period since our common stock first began trading in the over-the-counter market in July 2000. From time to time, during the periods indicated, trading activity in our common stock was infrequent. As of May 16, 2003, the closing price of our common stock was $0.08 per share. As of March 31, 2003, there were approximately 176 record holders of our common stock. We believe we have approximately 7,000 beneficial stockholders.

CALENDAR YEAR 2000                          HIGH BID   LOW BID

Third Quarter 2000 (commencing July 19)     $   10.00  $  0.355
Fourth Quarter 2000                         $    6.00  $   3.00

CALENDAR YEAR 2001                          HIGH BID   LOW BID

First Quarter 2001                          $    3.82  $   1.75
Second Quarter 2001                         $    2.95  $   0.89
Third Quarter 2001                          $    1.69  $   0.41
Fourth Quarter 2001                         $    0.92  $   0.33

CALENDAR YEAR 2002                          HIGH BID   LOW BID

First Quarter 2002                          $    1.72  $   0.52
Second Quarter 2002                         $    0.63  $   0.10
Third Quarter 2002                          $    0.17  $  0.115
Fourth Quarter 2002                         $    0.06  $   0.03

CALENDAR YEAR 2003

First Quarter 2003                          $    0.06  $   0.01
Second Quarter 2003 (through May 16 ,2003)  $    0.08  $   0.01

     As of May 16, 2003, there were approximately 107,451,652 shares of common stock issued and outstanding.

OUR DIVIDEND POLICY

     We anticipate that for the foreseeable future, earnings will be retained for the development of our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of our board of directors and will depend on our general business condition.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On December 28, 2001, the Company entered into an agreement to issue a debenture, bearing interest at 12% per annum, in the amount of $500,000, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. On January 3, 2002, the Company received $500,000 pursuant to this debenture. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days trading. The debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9% on a fully diluted basis. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finders fee. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $233,209 and $266,791, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $233,209, respectively. The combined total discount is $500,000, and will be amortized over the year life of the debenture. For the year ended December 31, 2002, $252,055 has been amortized to interest expense, due to the passage of time.
None of the note balance under this agreement has been converted into common stock as of as of December 31, 2002.

On January 14, 2002, the Company issued a convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, former president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to shares of the Company's common stock at $0.35 per share, subject to adjustment related to the price of subsequent securities issuances by the Company to third parties. The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of January 14, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On January 14, 2002, the Company recorded a discount of $3,547,917. This discount is being amortized over the life of the convertible note. For the year ended December 31, 2002, $3,486,058 has been amortized to interest expense, due to the passage of time and conversions into shares of common stock. During the year ended December 31, 2002, principal and accrued interest in the amount of $2,435,154 and $114,846, respectively, were converted into 39,123,377 shares of the Company's common stock.

     On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership, in a private financing transaction. Each note is convertible at the holder's option at any time into shares of our common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of our common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $428,164 and $21,836, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $428,164, respectively. The combined total discount is $450,000, and will be amortized over the year life of the debenture. For the year ended December 31, 2002, $120,657 has been amortized to interest expense, due to the passage of time.
None of the note balance under this agreement has been converted into common stock as of as of December 31, 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2002, we had the following securities authorized for issuance under the equity compensation plans:

                                                                                                      Number of securities
                                                                                                     remaining available for
                                                                             Weighted-average     future issuance under equity
                                        Number of Securities to be issued    exercise price of         compensation plans
                                          upon exercise of outstanding     outstanding options,       (excluding securities
Plan Category                             options, warrants and rights      warrants and rights      reflected in column (a)

Equity compensation plans approved by
security holders                                               14,621,469  $                 .40                      6,301,983

Equity compensation plans not approved
by security holders                                                    --                     --                             --

Total                                                          14,621,469  $                 .40                      6,301,983

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

     Amnis was formed on July 29, 1998. On April 16, 2001, Amnis merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as a reverse merger. In accounting for this transaction Optivision is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Optivision have been presented for the comparative prior period. Control of the net assets and business of Amnis was acquired effective April 16, 2001. This transaction has been accounted for as a purchase of the assets and liabilities of Amnis by Optivision. The historical cost of the net assets assumed was $0.

RECENT DEVELOPMENTS

     On June 25, 2002, we amended our certificate of incorporation to increase the total number of shares which we are authorized to issue to 420,000,000 shares, of which 400,000,000 shares will be common stock, each having a par value of $0.0001, and 20,000,000 shares will be preferred stock, each having a par value of $0.0001.

     In the fourth quarter of 2002 due to lack of funding and our inability to pay employees, our operation began to wind down. This decrease in business activity continued through April of 2003 at which time there were only 3 employees.

     Numerous potential investors and companies were contacted since November 2002 but the Company was unable to attract new investors due to the Company's current financing arrangements. In addition, the Company was unsuccessful in finding a buyer for its business. In March 2003, the Company had negotiated a sale of assets to another public company, which would have required the Company to file for bankruptcy. After numerous discussion with current investors and creditors, the Company received a written proposal for funding two days before a bankruptcy filing and was advised by the Company's principal secured creditor, its bank, that it favored the new financing proposal. The financing proposal required a management restructuring, which included a change in management. As a result, on April 28, 2003, Mike Liccardo resigned as Chairman and CEO of the Company and Optivision, and Scott Mac Caughern was named Chairman and Interim CEO.

     On May 16, 2003, the Company entered into a Securities Purchase Agreement whereby it issued convertible debentures in exchange for funding of $1,000,000. As of May 12. in anticipation of the additional funding, the Company had rehired ten employees and commenced rebuilding the Company's operations.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO

FISCAL YEAR ENDED DECEMBER 31, 2001

     REVENUES

     Revenues  for  2002  were  $2,240,136, an decrease of $1,855,620, or 45.3%, from revenues of $4,095,756 in 2001. Revenues in 2002 continued the decline brought about by the softening economy in the third quarter of 2001, which was accelerated by the aftermath effects of the September 11, 2001 terrorist attacks. The revenue decline bottomed in the first quarter of 2002. However, with the infusion of new financing, revenue began to recover and nearly doubled in the second quarter followed again by a nearly doubling of revenue in the third quarter. The majority of the increased revenue was from government and defense subcontractors. Unfortunately, as we entered the fourth quarter the inability to raise additional funds to pay employees and support operations forced us to effectively curtail operations by December. Even though we continued to build a large pipeline of business and revenue opportunities, we no longer had the resources to close sales, provide customer support, develop and support our product and manufacture product. The possibility of these events was disclosed in our third quarter 10Q-SB wherein we stated that if additional financing is not available or is not available on acceptable terms we will have to curtail our operations. As a result of the curtailment of operations, revenue has continued to decline in the fourth quarter, which has continued in the first and second quarters of 2003. Numerous orders have been cancelled by customers. In May 2003 an investment group led by our existing investors has begun funds for the restart and recovery of our company. During calendar year 2002, five customers accounted for 43% of our net revenues and during 2001 five customers accounted for 53% of Optivision's net revenues. During 2002 Hughes Network Systems, Marshall Associates, Inc, Pan Dacom Networking AG and University of Calgary accounted for 9%, 9%, 10% and 10% of our net revenues respectively. In 2001, Hughes Network Systems, Glory Group and Marshall Associates, Inc. accounted for 25%, 10% and 9% of our net revenues, respectively

     COST OF GOODS SOLD

     Cost of goods sold for 2002 was $896,572, a decrease of $379,867, or 29.717.6%, over cost of goods sold of $1,276,439 for 2001. Cost of goods sold did not decrease ratably with revenue due to the low volume level and our fixed cost structure, and accelerated purchases of additional critical obsolete components.

     RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development expenses were $1,255,823, a decrease of $614,807 or 32.9%, as compared to $1,870,630 for 2001. Product development and support during 2001 primarily consisted of the expenses in connection with outside consultants, which continued into the third quarter 2002 focusing the development of new network digital video products. These efforts were substantially curtailed in the fourth quarter due to lack of funding, which resulted in the research and development for 2002.

     SALES  AND  MARKETING  EXPENSES

     Sales and marketing expenses were $1,772,971 for 2002 a decrease of $1,049,539, or 37.2%, as compared to $2,822,510 for 2001. In 2001, our sales and marketing expenses consisted of marketing efforts in connection with trade show activity and increased travel expenditure. This trend continued into the third quarter of 2002 when we began to reduce expenditures due to lack of funding, which resulted in the research and development for 2002

     GENERAL  AND  ADMINISTRATIVE  COSTS

General and administrative costs were $2,620,008 for the year ended December 31, 2002, an increase of $586,320 or 28.8%, as compared to $2,033,688 for the year ended December 31, 2001. The majority of this increase is due to absorption of additional facility rental expense after our sub tenant moved out in July of 2002. In 2002, we continued to incur heavy legal and audit costs due efforts to file a Form SB-2 Registration Statement to register the new financings received in late 2001.

     INTEREST  AND  OTHER  EXPENSE

Interest and other expense, net was, $278,401 for 2002, a decrease of $374,660 or 57.4%, as compared to $653,061 for 2001. The interest expense component decreased in 2002 by $157,862 as compared to 2001, which was the result of a lower debt level and the resulting lower interest charges. Other income items increased in 2002 due to adjustments and other credits to more properly reflect balance sheet balances

     NET  LOSS

Our net loss from operations for 2002 increased 3.5%, $170,793 to ($4,983,678) from ($4,812,885) in the comparable 2001 period. This is the result of all of the above operational changes and financing costs.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2003, we had cash and cash equivalents of $44,550 compared to $87,469 at December 31, 2002. During 2002 our negative working capital position improved by nearly $3 million due primarily to settlement of our accounts payable moratorium and the conversion to equity by Mr. Liccardo, our then president, chief executive officer and chairman, of approximately $2 million of his convertible notes from loans he made to the Company to support operations. This was possible as a result of the receipt of proceeds from a $1.8 million unit financing in February 2002 and with the receipt of proceeds from the issuance of $450,000 in principal amount of convertible notes in June 2002.

     In December 2001, pursuant to a financing agreement between us and Bristol Investment Fund Ltd. for a total of $1,000,000 of convertible debentures and up to $1,385,000 of investment options and warrants, we received a first tranche of financing through the issuance of a $500,000 convertible debenture. Bristol Investment Fund Ltd. is committed to provide us with the second tranche of financing in the amount of $500,000 through the issuance of a convertible debenture within ten business days after the effective date of a registration statement covering the resale of the shares issuable upon conversion of the debentures and exercise of the related warrants and investment options. We were not able to effectively file our registration statement and accordingly have not received the second tranche from Bristol Investment Fund Ltd.

     We had continuing operating losses of $(4,179,612) for the year ended December 31, 2002. We are currently unable to project when the business may no longer generate a loss since we do not know what the cost and time requirements will be to recover and build our revenue to the momentum achieved in the third quarter of 2002. Throughout the fourth quarter of 2002 and first quarter of 2003, we have implemented measures to increase cash flows through cost-cutting measures and actively pursued additional sources of funding. However, during the fourth quarter of 2002 we began to loose key sales, marketing and manufacturing and other employees due to insufficient funds to pay compensation. This loss of employees has continued to this date and brought the Company to the point of not being able to continue operations.

       Numerous potential investors and companies were contacted since November 2002, but the Company was unable to attract new investors due to the Company's financing structure and the Company was unsuccessful in finding a buyer for its business. In March, the Company had negotiated a sale of assets to another public company, which would have required the Company to file for bankruptcy. After numerous discussion with current investors and creditors, the Company received a written proposal for funding two days before a bankruptcy filing and were advised by the Company's principal secured creditor, its bank, that it favored the new financing proposal. Our major secured creditor has located a financing institution that acquired their note and assisted in further financing of the Company. Our other major creditors have located a workout management team and have provided initial funding for that team to evaluate funding requirements and raise the required funding.

     Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

ITEM 7.     FINANCIAL STATEMENTS

     Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-20 of this Report and are incorporated into this
Item  7  by  reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     See 8-K filing for change in accountants dated November 6, 2002.

     On November 6, 2002, we dismissed Hood & Strong LLP ("Hood & Strong") as our principal independent accountant. The decision to change our independent accountant was made and approved by our Board of Directors.

     The independent auditors' reports of Hood & Strong on our financial statements during the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements for the above periods were modified because of a going concern uncertainty. In addition, the report for the year ended December 31, 2001 included other paragraphs emphasizing the restatement of the financial statements because of a change in accounting method for a business combination, a change in estimate of the life of the goodwill associated with a business combination, and subsequent event disclosures.

     During our two most recent fiscal years and through November 6, 2002, we had no disagreements with Hood & Strong on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Hood & Strong, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. During our two most recent fiscal years and through November 6, 2002, there were no events that would have to be identified in response to
Item 304(a)(1)(iv)(B) of Regulation S-B. We provided Hood & Strong with a copy of this disclosure, and we requested that Hood & Strong furnish us with a letter addressed to the Securities and Exchange Commission ("SEC"), stating whether it agrees with the above statements. A copy of Hood & Strong's letter to the SEC, dated November 6, 2002, is filed as Exhibit 16.1 to Form 8-K Current Report filed November 11, 2002.

     On November 6, 2002, we engaged Stonefield Josephson, Inc. ("Stonefield Josephson") as our principal independent public accountant. The decision to engage Stonefield Josephson was made and approved by our Board of Directors. During our two most recent fiscal years and through November 6, 2002, we have not consulted with Stonefield Josephson regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that may be rendered on our financial statements, and neither written nor oral advice was provided that was an important factor we considered in reaching a decision on an accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to that item or any event that would have to be identified in response to Item 304(a)(1)(iv)(B) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, age, and position of each of our directors and executive officers.

NAME                  AGE  POSITION
--------------------  ---  --------
Michael A. Liccardo    56  Director                                  Resigned as CEO
                                                                     April 28, 2003
Scott Mac Caughern     47  Chief Executive Office and Chairman       Effective April
                                                                     28, 2003
Lawrence L. Bartlett   62  Chief Financial Officer, Vice President,
                           Secretary and Director
Richard A. Falcone     46  Vice President of Marketing, Worldwide    Resigned March
                           Sales and Business Development            31, 2003
Catherine Palmen       44  Director                                  Resigned April
                                                                     28, 2003

     Our executive officers are appointed by, and serve at the pleasure of, our board of directors. There are no family relationships among our directors or executive officers. Our directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Pursuant to our bylaws, the number of directors on our board of directors is fixed between three to five members.

BIOGRAPHICAL INFORMATION

     Set forth below is biographical information for each officer and director. No person other than officers and directors will currently perform any of our management functions.

     Scott Mac Caughern has served as our Chairman and Chief Executive Officer since April 28, 2003. Mr. Mac Caughern is an emerging growth investor in both private and public companies and has funded and contributed to the success of many companies in the past decade. He has held various senior executive positions within the securities industry and is an expert in developing innovative financial solutions. Since 1993, Mr. Mac Caughern has been president of Mac Caughern Trade Development, which is a national full service communications company to the capital markets. Mac Caughern Trade Development has focused on management and financial consulting services, specializing in strategic marketing, establishing distribution channels for products, mergers and acquisitions and financial public relations. Mr. Mac Caughern has held various senior executive positions within the securities industry including running his own OSJ Securities firm for Roundhill Securities, in Park City,

Utah. After resigning from Roundhill Securities in 1997, Mr. Mac Caughern has focused on identifying unique opportunities in the public markets and has implemented his innovative financial solutions for client companies. Mr. Mac Caughern attended Central Connecticut State College. Additionally, since October 2001, Mr. Mac Caughern has been a Professional Services Reserve for the Orange County Sheriff's Department in Orange County California.

     Michael A. Liccardo has served as a director since February 2001, and as our chief executive officer, president and chairman of the board from April 2001 until April 28, 2003 at which time he resigned. Mr. Liccardo has been the president and chief executive officer of Optivision since 1998 and chairman since December 1999 until April 28, 2003 at which time he resigned as Chairman. With over 25 years of experience in the high technology industry in various senior marketing, operations and financial management positions, Mr. Liccardo has directed business strategy for a broad range of markets, including computer and peripheral systems, software, semiconductors and multimedia communication. Prior to joining Optivision, Mr. Liccardo served in various executive management positions at Cirrus Logic, a supplier of analog circuits and advanced mixed-signal chip products, including vice president of business development, vice president of strategic planning, and vice president and general manager. While at Cirrus Logic, Mr. Liccardo directed the spin off of Lexar Media. Previously, Mr. Liccardo was the chief operating officer of Scientific Micro Systems where he successfully completed its initial public offering. Mr. Liccardo also served as a member of the board at BusLogic. Mr. Liccardo holds both master and bachelor of science degrees in electrical engineering from the University of California at Berkeley, and an MBA from Stanford University.

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

     Richard A. Falcone has served as our vice president, worldwide sales and business development, from April 2001 until his resignation in March 2003. He will continue to support and provide strategic guidance on a consulting basis. He joined Optivision in 1997 with significant experience in sales, marketing, strategic planning, finance and operational management in growth environments. During his career, Mr. Falcone has developed both enterprise direct and indirect models within end user, OEM, integration and service provider environments.

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

     Catherine Palmen has served as a director since February 2001 until her resignation in April of 2003. Ms. Palmen has also been a director of Optivision since June 2000 and was chairman of Optivision's creditors committee.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM  10.     EXECUTIVE  COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 2000, 2001 and 2002 to:

     -    Each person who served as our chief executive officer during 2002; and

     - Our other executive officers whose total annual salary and bonus in 2002 exceeded $100,000.

                              SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION (1)     LONG TERM COMPENSATION (1)

                                                            SECURITIES     ALL OTHER
                                                            UNDERLYING   COMPENSATION
NAME AND PRINCIPAL         YEAR  SALARY ($)(2)  BONUS ($)  OPTIONS (#S)     ($) (3)
     POSITION
Michael A. Liccardo        2002        149,777        ---     2,500,000         1,476
President, Chief           2001        164,680        ---     1,100,000         1,278
Executive Officer and      2000        182,148        ---     1,300,000           ---
Chairman of the Board
(4)

Lawrence L. Bartlett       2002        175,120        ---     2,200,000         1,334
Chief Financial Officer,   2001        163,414        ---       825,000         1,245
Vice President and         2000        185,450        ---       425,000           ---
Secretary (6)
Richard A. Falcone         2002        190,733        ---     2,200,000           943
Vice President of          2001        184,228        ---       740,000           878
Marketing, Worldwide       2000        174,538        ---       500,000           ---
Sales and Business                                    ---
Development

(1) Amounts for fiscal year 1999 and 2000 reflect pre-merger compensation awarded, earned or paid for services rendered in all capacities to Optivision, Inc.
(2) Amounts shown include cash and non-cash compensation earned and received by the named executive officers. These officers elected to defer all or a significant portion of their salaries in order that our financial resources be directed toward supporting operations. At the end of 2001, Messrs. Bartlett and Falcone had deferred compensation of approximately $40,000 and $39,800, respectively, all of which was paid in February 2002. At the end of 2001, Mr. Liccardo had deferred compensation of approximately $87,000, a portion of which was paid in the form of 13,695 stock options that were granted and immediately exercised by Mr. Liccardo on January 15, 2002 at the price of $1.20 per share, and the remainder of which will not be paid until our board of directors deems it prudent and such payment will not adversely affect our operations. At the end of 2002 Messrs. Bartlett, Falcone and Liccardo had unpaid compensation $65,508, $55,499 and $196,562, respectively. As of this date none of the unpaid compensation has been paid.
(3) Represents the premiums paid by us with respect to term life insurance on the lives of each named executive officer pursuant to which the proceeds are paid to the beneficiaries of each policy.
(4) Mr. Liccardo became our president, chief executive officer and chairman of the board of directors in April 2001.
(5) Mr. Bartlett served as our interim president upon the resignation of Mr. John in March 2001 and until Mr. Liccardo was appointed in April 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding option granted to each of the named executive officers during the year ended December 31, 2002.

                                  INDIVIDUAL GRANTS

                                            PERCENTAGE OF
                           NUMBER OF        TOTAL OPTIONS
                          SECURITIES         GRANTED TO      EXERCISE OR
                      UNDERLYING OPTIONS    EMPLOYEES IN     BASE PRICE    EXPIRATION
NAME                        GRANTED        FISCAL YEAR (1)   ($/SH) (2)       DATE
Michael A. Liccardo     2,500,000 (3) (4)            28.3%  $        .04     10/31/04

Lawrence L. Bartlett    2,200,000 (3) (4)            24.8            .04     10/31/04

Richard A. Falcone      2,200,000 (3) (4)            24.8            .04     10/31/04

(1) Based on a total of 8,847,000 shares subject to options granted to employees (not counting options granted to non-employees) under all our stock option plans in the year ended December 31, 2002, including options granted to the named executive officers.
(2) All options were granted at an exercise price equal to the fair market value of our common stock at the date of grant.
(3)  These  options  were  issued  under  our  2002  Stock  Plan.
(4) The option vests 50% on November 15, 2002 and at a rate of 5.00% each month thereafter.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information regarding the number and value of securities underlying unexercised options held by each of the named executive officers at December 31, 2002.

                                               NUMBER OF SECURITIES
                       SHARES                UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                      ACQUIRED                     OPTIONS AT            IN-THE-MONEY OPTIONS AT
                         ON       VALUE       DECEMBER 31, 2002 (1)        DECEMBER 31, 2002 (2)
NAME                  EXERCISE  REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
Michael A. Liccardo     356744  $ 152,434    3,014,570        735,430  $        0.0  $          0.0
Lawrence L. Bartlett    319907  $ 141,976    2,286,858      1,924,447  $        0.0  $          0.0
Richard A. Falcone      307481  $  145377    2,280,799      1,930,506  $        0.0  $          0.0

(1) These amounts represent the total number of shares subject to options held by the named executive officers at December 31, 2002. These options were granted on various dates during 2001 and 2002 and include options issued in exchange for Optivision, Inc. options in connection with our merger with Optivision, Inc. on April 16, 2001.
(2) These amounts represent the difference between the exercise price of options and the closing bid price of our common stock on December 31, 2002 which was $0.03 for all the in-the-money options held by the named executive officers.

DIRECTOR COMPENSATION

     We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

Michael A. Liccardo

     In April 2001, we entered into an executive employment agreement with Michael A. Liccardo, who served as our president, chief executive officer and chairman of the board until his resignation in April 2003. Our agreement with Mr. Liccardo provided for, among other things, a three-year term of employment, the payment of a base salary of $200,000 per year, and the minimum payment of one year's base salary in severance upon termination of employment without cause. The agreement may be terminated for any reason by Mr. Liccardo upon 30 days written notice or by us for cause upon 30 days written notice or without cause upon 90 days written notice. Upon termination of employment or change in our ownership or control, all options granted to Mr. Liccardo will be accelerated and will be exercisable, in the case of termination, for one year after such termination and, in the case of a change of control, for the 60-day period prior to such change in control and for a one-year period after such change in control. Mr. Liccardo is also subject to confidentiality restrictions under his employment agreement.

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

1997 STOCK PLAN

General

     Our board of directors adopted the 1997 Stock Plan (formerly the Optivision, Inc. 1997 Stock Plan) in February 2001 effective upon the completion of the merger with Optivision, Inc. in April 2001. Our stockholders approved the 1997 Stock Plan in February 2001. 3,993,482 shares of our common stock are authorized for issuance under the 1997 Stock Plan. As of December 31, 2002, options to purchase 3,09,450 shares were outstanding at a weighted average exercise price of $0.86 per share and 121,092 shares of common stock remained available for future grant. The 1997 Stock Plan will terminate in February 2011.

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

2000 STOCK PLAN

General

     Our board of directors adopted the 2000 Stock Plan in October 2000, and our stockholders approved the plan in October 2000. 5,500,000 shares of our common stock are authorized for issuance under the 2000 Stock Plan. As of December 31, 2002, options to purchase 2,769,000 shares of common stock were outstanding at a weighted average exercise price of $0.88 per share and 3,303 shares of common stock remained available for future grant. The 2000 Stock Plan will terminate in October 2010.

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

2002 STOCK PLAN

General

     On June 17, 2002, our board of directors adopted the 2002 Stock Plan which our stockholders approved on June 20, 2002. 20,000,000 shares of our common stock are authorized for issuance under the 2002 Stock Plan. As of December 31, 2002, options to purchase 8,541,000 shares of common stock were outstanding at a weighted average exercise price of $0.04 per share and 6,301,983 shares of common stock remained available for future grant. The 2002 Stock Plan will terminate in June 2012.

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


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information about the beneficial ownership of our common stock, as of May 16, 2003, by:

     - each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

     -    each  of  our  directors;

     -    each  of  our  named  executive  officers;

     - each of the persons who served as our chief executive officer during our fiscal year ended December 31, 2002; and

     -    all  directors  and  executive  officers  as  a  group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of our common stock subject to options or other convertible securities that are presently exercisable or convertible or exercisable or convertible within 60 days of May 16, 2003 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing shares and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 107,941,654 shares of common stock outstanding as of May 16, 2003.

                                                                                      PERCENTAGE OF
NAME AND ADDRESS                                                NUMBER OF SHARES         SHARES
OF BENEFICIAL OWNER                                          BENEFICIALLY OWNED (1)  OUTSTANDING (1)
-----------------------------------------------------------  ----------------------  ---------------
5% Stockholders
---------------


Alpha Capital Aktiengesellschaft
  Pradafant
  79490 Furstentums, Vaduz, Liechtenstein                                10,449,776             9.7%

Stonestreet Limited Partnership
  260 Town Centre Blvd.,
  Suite 201, Markham, ON, L3R 8H8, Canada                                 6,509,357             6.0%


Executive Officers and Directors (2)
------------------------------------
Michael A. Liccardo                                                      41,018,677            38.0%
Lawrence L. Bartlett (3)                                                  3,598,805             3.3%
Scott Mac Caughern                                                                0               *
All directors and executive officers as a group (3 persons)              44,617,482            41.3%

*    Less than 1%.

(1) Unless otherwise indicated, this report assumes that none of the convertible debentures, investment options, convertible notes, reset options and warrants have been converted or exercised. At May 16, 2003 the market price for computation of shares on conversion of notes was $0.08. .

(2) Unless otherwise indicated, the address of each of the persons or entities listed in the table is c/o Amnis Systems Inc., 3450 Hillview Avenue, Palo Alto, California 94304.


(3) Includes 3,598,805 shares that may be acquired through the exercise of options currently or within 60 days of May 16, 2003.

     We are not aware of any arrangements that at a latter date may result in a change in our control.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2002, we issued to Michael A. Liccardo, our president and chief executive officer and chairman of the board, a convertible note in the principal amount of $3,547,916 in exchange for the cancellation of certain loans (including accrued interest thereon) that Mr. Liccardo had made to us to meet current operating expenses. The note bears interest at 10% per annum and matures on January 14, 2003. In June 2002, Mr. Liccardo converted $2,050,000 in principal of this convertible note and, in connection therewith, received 26,623,377 shares of common stock. In December 2002, Mr. Liccardo converted $500,000 in principle of his convertible note and in connection therewith received 12,500,000 shares of common stock. In March 2003 Mr. Liccardo converted $112,000 in principle of this convertible note and in connection therewith received 14,000,000 shares of common stock. Mr. Liccardo may, at any time, elect to convert the outstanding principal of $1,000,783 of the convertible note and accrued interest thereon into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price through January 14, 2003, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are incorporated by reference in Item 7 of this Report:

                                                                            Page
Independent Auditors' Report.................................................F-1
Consolidated Balance Sheets, December 31, 2002 and 2001......................F-2
Consolidated Statements of Operations for years ended
December 31, 2001 and 2000...................................................F-3
Consolidated Statements of Cash Flow for years ended
December, 2001 and 2000......................................................F-4
Statements of Stockholders' Deficit for years ended
December 31, 2001 and 2000...................................................F-5
Notes to Consolidated Financial Statements...........................F-6 to F-20

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

21.1                List of Subsidiaries of the Issuer

99.1 Certification of the Chief Executive Officer of Amnis Systems Inc. to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of Amnis Systems Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Code of Ethics and Business Conduct of Officers, Directors and Employees of Amnis Systems Inc.



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

***     Filed as an exhibit to the report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2002

****    Filed as an exhibit to the report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2002

*****   Filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on March 22, 2002

****** Filed as an exhibit to the report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2002

     (b)     Reports on Form 8-K

     None.

ITEM 14.     CONTROLS AND PROCEDURES.

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19, 2003                 AMNIS SYSTEMS INC.

                                    By:   /s/ Scott Mac Caughern
                                       -----------------------------------------
                                       Scott Mac Caughern
                                       Chairman of the Board, President and
                                       Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 19, 2003                 By:   /s/ Scott Mac Caughern
                                       -----------------------------------------
                                       Scott Mac Caughern
                                       ------------------
                                       Director and Chairman of the Board and
                                       Chief Executive Officer

Date:  May 19, 2003                 By:   /s/ Lawrence L. Bartlett
                                       -----------------------------------------
                                       Lawrence L. Bartlett
                                       Director, Vice President, Chief Financial
                                       Officer and Secretary

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

The Company did not provide any annual report to security holders covering the registrant's last fiscal year or any proxy statement, form of proxy or other proxy soliciting material have been sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

                                 CERTIFICATIONS
                                 --------------

I, Scott Mac Caughern, certify that:
   ------------------

     1.     I  have  reviewed this annual report on Form 10-KSB of Amnis Systems
Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 19, 2003

/s/  Scott  Mac  Caughern
---------------------------------------
Name:  Scott  Mac  Caughern
       --------------------
Title:  Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Lawrence L. Bartlett, certify that:

     1.     I  have  reviewed this annual report on Form 10-KSB of Amnis Systems
Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 19, 2003
/s/Lawrence L. Bartlett
Name:  Lawrence L. Bartlett
Title:  Chief Financial Officer

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                      INDEX


                                                                            Page

INDEPENDENT  AUDITORS''  REPORT

     Report  on  audited  consolidated  financial  statements               F-1

FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheet  as  of  December  31,  2002              F-2

     Consolidated Statements of Operations for the Years
       Ended  December  31,  2002  and  2001                                F-3

     Consolidated Statement of Stockholders' Deficit for the Years
       Ended  to  December  31,  2002  and  2001                            F-4

     Consolidated Statements of Cash Flows for the Years
       Ended  December  31,  2002  and  2001                                F-5

     Notes  to  Consolidated  Financial  Statements                F-6  to  F-?

                          AMNIS SYSTEMS, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                              CONSOLIDATED BALANCE SHEET

                                                                       DECEMBER 31, 2002
========================================================================================

----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                     $     87,470
  Accounts receivable, net of allowance for doubtful accounts of $103,000       312,103
  Contractual Receivable                                                              0
  Inventories                                                                   561,000
  Prepaid expenses and other                                                     51,587
----------------------------------------------------------------------------------------

    Total current assets                                                      1,012,160
----------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Machinery and equipment                                                     1,899,335
  Demonstration equipment                                                       456,752
  Furniture and fixtures                                                        496,433
  Leasehold improvements                                                        351,111
----------------------------------------------------------------------------------------

                                                                              3,203,631
  Less:  Accumulated depreciation and amortization                           (3,094,858)
----------------------------------------------------------------------------------------

    Property and equipment, net                                                 108,773
----------------------------------------------------------------------------------------

DEPOSITS                                                                         10,740
----------------------------------------------------------------------------------------

                                                                           $  1,131,673
========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Financing obligations collateralized by accounts receivable              $    917,666
  Accounts payable moratorium                                                         0
  Stockholders' notes payable                                                   105,000
  Notes payable                                                                       0
  Accounts payable                                                            1,737,607
  Accrued salaries                                                              576,893
  Accrued vacation                                                              212,835
  Accrued interest payable                                                      239,246
  Convertible notes payable                                                   1,612,763
  Discount on convertible note payable                                         (309,804)
  Deferred rent                                                                       0
  Deferred revenue                                                              156,722
  Accrued warrant liability                                                      47,076
  Other accrued expenses                                                      1,859,999
----------------------------------------------------------------------------------------

    Total current liabilities                                                 7,156,003

LONG-TERM LIABILITIES:
  Sublease deposit                                                                    0
  Convertible note payable                                                      450,000
  Discount on convertible note payable                                         (329,343)
----------------------------------------------------------------------------------------

    Total liabilities                                                         7,276,660
----------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 authorized: none outstanding
  Common stock, $0.0001 par value:
    Authorized - 400,000,000 shares
    Issued and outstanding - 66,294,203  shares                                   6,629
  Additional paid-in capital                                                 22,459,213
  Accumulated deficit                                                       (28,610,829)
----------------------------------------------------------------------------------------

    Total stockholders' deficit                                              (6,144,987)
----------------------------------------------------------------------------------------

    Total liabilities and stockholder's deficit                            $  1,131,673
========================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                 AMNIS SYSTEMS INC. AND SUBSIDIARY

                                              CONSOLIDATED STATEMENT OF OPERATIONS

==================================================================================
                                                                December 31
                                                        --------------------------
For the years ended                                         2002          2001
----------------------------------------------------------------------------------
SALES                                                   $ 2,240,136   $ 4,095,756

COST OF GOODS SOLD                                          890,572     1,276,439
----------------------------------------------------------------------------------

    Gross profit                                          1,349,564     2,819,317

OPERATING EXPENSES
  Research and development
  Sales and marketing
  General and administrative                              6,333,242     7,632,202
----------------------------------------------------------------------------------

      Total operating exenses                             6,333,242     7,632,202
----------------------------------------------------------------------------------

      Loss from operations                               (4,983,678)   (4,812,885)

OTHER INCOME (EXPENSE)
  Interest expense, net                                  (4,344,769)     (693,514)
  Financing costs                                        (2,115,073)            -
  Net extraordinary item-gain on debt extinguishment      1,042,177             -
  Other, net                                              1,459,069        42,053
----------------------------------------------------------------------------------

       Total other income (expense)                      (3,958,596)     (651,461)
----------------------------------------------------------------------------------

Net loss before taxes                                   $(8,942,274)  $(5,464,346)
----------------------------------------------------------------------------------

  Income Tax                                                 (1,600)       (1,600)
----------------------------------------------------------------------------------

NET LOSS                                                $(8,943,874)  $(5,465,946)
==================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                 $     (0.26)  $     (0.57)
==================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED    34,698,065     9,635,791
==================================================================================


  The accompanying notes are an integral part of these consolidated financial statements.

                                           AMNIS SYSTEMS, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

==================================================================================================================================

                                                                                         Additional                     Total
                                                                   Common Stock           Paid-In       Accumulated  Stockholders'
                                                               Shares        Amount       Capital        Deficit       Deficit

BALANCE, December 31, 2000                                    2,545,062   $       255   $ 7,016,122   $(14,201,009)  $(7,184,632)

  Issuance of common stock in connections with
    merger with Amnis Systems, Inc.                           6,564,200           656          (656)                           -

  Issuance of common stock for converstion of notes payable   1,687,640           168     2,799,832                    2,800,000

  Sale of common stock                                        1,488,889           149     1,380,972                    1,381,121

  Issuance of common stock for services                         423,000            42       279,158                      279,200

  Issuance of common stock for debt and interest                137,685            14       202,102                      202,116

  Exercise of stock options                                     100,606            10        45,668                       45,678

  Beneficial conversion feature of convertible note payable                                 247,722                      247,722

  Issuance of common stock options to non-employees                                         197,605                      197,605

  Net loss                                                                                              (5,465,946)   (5,465,946)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                                   12,947,082   $     1,294   $12,168,525   $(19,666,955)  $(7,497,136)

  Sale of common stock                                        3,000,000           300     1,189,706                    1,190,006

  Issuance of common stock for services                       5,291,858           529       534,115                      534,644

  Exercise of stock options                                     386,388            39       150,371                      150,410

  Issuance of common stock for compensation                   3,207,108           321     1,328,406                    1,328,727

  Issuance of common stock for conversion of notes payable   39,399,267         3,940     2,821,950                    2,825,890

  Issuance of common stock for financing cost                 2,062,500           206       288,544                      288,750

  Beneficial conversion feature of convertible note payable                               3,977,596                    3,977,596

  Net loss                                                                                              (8,943,874)   (8,943,874)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002                                   66,294,203   $     6,629   $22,459,213   $(28,610,829)  $(6,144,987)
==================================================================================================================================


  The accompanying notes are an integral part of these consolidated financial statements.

                                  AMNIS SYSTEMS INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            December 31


                                                                      Amnis Systems Inc. and Subsidiary

                                                                   Consolidated Statement of Cash Flows

=======================================================================================================
                                                                                    December 31
                                                                             --------------------------
For the year ended                                                               2002          2001
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(8,943,874)  $(5,465,946)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Common stock and options issued for services                               534,644       476,805
      Common stock issued for financing costs                                    288,750             0
      Employee salaries exchanged for stock                                    1,328,727             0
      Depreciation and amortization                                               60,909       272,131
      Amortization of discount on note payable                                 3,858,770             0
      Loss on disposal of property and equipment                                   1,627         5,306
      Gain on extinguishment of debt                                          (1,115,787)            0
      Forgiveness of debt                                                              0       (42,967)
      Change in fair value of warrant liability                               (1,055,504)            0
  Decrease in accounts receivable                                                 44,414       207,427
  Decrease in inventories                                                         63,056       482,593
  (Increase) decrease in prepaid expenses and other assets                        31,333       (32,684)
  Decrease in deposits                                                            74,150         8,380
  (Decrease) in accounts payable moratorium                                     (445,713)          435
  Increase in accounts payable                                                   804,741       191,689
  Decrease in reserve for sales adjustment                                             0      (263,331)
  Increase (decrease) in accrued salaries                                       (189,393)      495,084
  Increase (decrease) in accrued vacation                                        (61,998)       15,363
  Increase (decrease) in accrued interest payable                                342,421       393,098
  Increase (decrease) in deferred rent                                          (123,657)      (75,538)
  Increase (decrease) in deferred revenue                                         97,627        11,276
  Increase (decrease) in other accrued expenses                                1,527,298       (50,141)
  (Decrease) in sublease deposits                                                (72,800)       (1,007)
-------------------------------------------------------------------------------------------------------

        Net cash used in operating activities                                 (2,950,259)   (3,372,027)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (19,518)      (43,025)
-------------------------------------------------------------------------------------------------------

        Net cash used in investing activities                                    (19,518)      (43,025)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                         0     1,737,178
  Proceeds from financing obligations collateralized by accounts receivable    1,578,031     1,225,231
  Payments on financing obligations collateralized by accounts receivable     (1,689,648)   (1,334,546)
  Proceeds from issuance of common stock                                       2,170,397     1,426,799
  Payment on notes payable                                                             0       (55,908)
  Proceeds from notes receivable                                                 500,000       250,000
  Proceeds from issuance of convertible notes payable                            450,000             0
-------------------------------------------------------------------------------------------------------

        Net cash provided by financing activities                              3,008,780     3,248,754
-------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              39,003      (166,298)

CASH AND CASH EQUIVALENTS, beginning of year                                      48,467       214,765
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                       $    87,470   $    48,467
=======================================================================================================


NON CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock and options issued for services                               $   534,644   $   476,805
  Accrued salaries exchanged for common stock                                  1,328,727             0
  Accrued interest exchanged for common stock                                    140,736       202,116
  Note payable exchanged for common stock                                        250,000             0
  Convertible note payable exchanged for common stock                          2,435,154             0
  Note payable and interest in exchange for convertible note payable           3,547,920             0
  Discount on convertible note payable                                         3,997,917       500,000
=======================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                 $     2,400   $     1,600
  Cash paid for interest                                                     $   268,005   $   452,779
=======================================================================================================


  The accompanying notes are an integral part of these consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization  and  Line  of  Business
     -------------------------------------

     Amnis Systems Inc. (""Amnis""), a Delaware corporation, and its wholly owned subsidiary, Optivision, Inc. (""Optivision"") (collectively the "Company"), makes hardware and software products for the creation, management and transmission of compressed high-quality video over broadband computer networks. The Company's network video products are distributed primarily in the United States of America, Europe, and Pacific Rim countries both directly and through leading industry partners. The Company considers its operations to be one segment for reporting purposes. The
     Company's products are used in diverse applications such as distance learning, corporate training, video courier services, telemedicine, surveillance and visual collaboration.

     Amnis  was  formed  on  July 29, 1998. On April 16, 2001, Amnis merged with
     Optivision, Inc., an operating company, in an exchange of common stock accounted for as a reverse merger. Under the terms of the merger, each issued and outstanding share of Optivision common stock was converted into the right to receive 0.10 shares of Amnis common; each outstanding but unexercised option to purchase common stock of Optivision was converted into an option to acquire the number of shares of Amnis common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger; each outstanding warrant to purchase common stock of Optivision was converted into a warrant to acquire the number of shares of Amnins common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger. In accounting for this transaction:

          - Optivision is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Optivision have been presented for the comparative prior period;

          - Control of the net assets and business of Amnis was acquired effective April 16, 2001. This transaction has been accounted for as a purchase of the assets and liabilities of Amnis by Optivision. The historical cost of the net assets assumed was $0.


     Basis  of  Presentation
     -----------------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the years ended December 31, 2002 and 2001 of $8,943,874 and $5,465,946, respectively, and at December 31, 2002 had a working capital deficit of $6,143,843. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently hired a new Chief Executive Officer and has obtained additional funding from an existing investor and a commitment for additional funds

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     from this investor. The Company believes that with a new CEO and sufficient capital to fund operations that the Company will be able to achieve profitable operations, but these can be no assurance that the Company will generate positive cash flows from operations sufficient to sustain operations in the near term.

     Principles  of  Consolidation
     -----------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Optivision, Inc. All inter-company accounts and transactions have been eliminated.

     Use  of  Estimates
     ------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2002 and 2001, the Company used estimates in determining the realization of its accounts receivable inventory write-downs, depreciation and amortization, sales returns, deferred taxes and contingencies. Actual results could differ from these estimates.

     Fair  Value  of  Financial  Instruments
     ---------------------------------------

     For certain of the Company''s financial instruments, including cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures, and financing obligations also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.


     Cash  and  Cash  Equivalents
     ----------------------------
     For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less.

     Concentration  of  Credit  Risk
     -------------------------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer''s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer''s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

     During 2002, five customers accounted for 43% of net revenues. As of December 31, 2002 approximately 66% of accounts receivable were concentrated with five customers. During 2001, five customers accounted for 48% of net revenues. To reduce credit risk relating to all customers, the Company performs ongoing credit evaluations of customers' financial conditions and limits the amount of credit extended when considered necessary, but generally requires no collateral on product sales. The Company maintains allowances for estimated bad debt losses to address potential undetected credit risks. The Company is not able to predict changes in the financial stability of its customers. Any material change in

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations. Although such losses have been within management's expectations to date, there can be no assurance that such reserves will continue to be adequate. The Company's contract receivable is unsecured, however, credit risk is substantially mitigated by the Company's timely collection procedures.

     Inventories
     -----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. Provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at December 31, 2002. Due to competitive and market pressures, it is reasonably possible that additional provisions could be required in the future.

     Property,  Plant  and  Equipment
     --------------------------------

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, which range from two to seven years. Amortization of leasehold improvements is provided on the straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.

     Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.


     Impairment  of  Long-Lived  Assets
     ----------------------------------

     Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.


     Stock  Based  Compensation
     --------------------------

     The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant. The Company has elected to continue to account for its employee stock- based compensation plans using an intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equal or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Revenue  Recognition
     --------------------

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

     Advertising  and  Marketing  Costs
     ----------------------------------

     The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2002 and 2001 was insignificant.

     Income  Taxes
     -------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."" Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Earnings  Per  Share
     --------------------

     In accordance with SFAS No. 128, "Earnings Per Share,"" the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002 and 2001, the Company had the outstanding common stock and equivalents of 18,536,935 and 15,207,850, respectively.

     Comprehensive  Income
     ---------------------

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2002 and 2001, the Company has no items that represent other comprehensive income and, accordingly, has not included a schedule of comprehensive income in the financial statements.


     Discount  on  Convertible  Debentures
     -------------------------------------

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     Discounts on convertible debentures are principally the values attributed to the detachable warrants issued in connection with the convertible debentures and the value of the preferential conversion feature associated with the convertible debentures. These discounts are account for in accordance with emerging issues task force (""EITF"") 00-27 issued by the American Institute of Certified Public Accountants.

     Reclassification
     ----------------

     Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.


     Recently  Issued  Accounting  Pronouncements
     --------------------------------------------

     In July 2001, the Financial Accounting Standards Board (""FASB"") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented this pronouncement.


     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001, for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented this pronouncement.

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers."" This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, ""Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,"" which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, ""Accounting for Stock-Based Compensation-Transition and Disclosure,"" which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company''s financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor''s products and, therefore, should be deducted from revenue when recognized in the vendor''s statement of operations or
     (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor''s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company has adopted these issues in 2002 which did not have a material impact on the Company''s financial statements.

     In January 2003, the FASB issued Interpretation No. 46, ""Consolidation of Variable Interest Entities."" Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity''s activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE  2  -  ACCOUNTS  RECEIVABLE  FINANCING

     In October 1998, Optivision entered into a financing arrangement with Pacific Business Funding whereby funds were borrowed against receivables. Funding was based on 80% of qualified receivables. As of December 31, 2002 borrowings under this agreement were $917,666. The balance bears interest at 18% per annum. Pacific Business Funding has allowed the Company to exceed its credit limit available on this agreement without any penalties. This amount is included on the balance sheet as "Financing obligations collateralized by accounts receivable".

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  3  -  INVENTORIES

     Inventories at December 31, 2002 consisted of the following:


       Raw materials                                 $ 241,456
       Work-in-process                                 483,778
       Demonstration inventory                         119,629
                                                     ----------
                                                       844,863
       Less reserve for inventory obsolescence and
         demonstration inventory refurbishing costs   (283,863)
                                                     ----------
                                                     $ 561,000
                                                     ==========


     Certain of the Company's products contain components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.

NOTE  4  -  NOTE  PAYABLE

     An unsecured note payable in the amount of $250,000 was issued in February of 2001. The note bears interest at 10% per annum. Interest and principal were due one year from the date of issuance. In March 2002, the Company entered into an agreement converting this note payable and related interest of $25,890 into 275,890 shares of the Company's common stock of the Company.

NOTE  5  -  NOTES  PAYABLE  -  STOCKHOLDERS

     Certain stockholders loaned Optivision unsecured funds, which amounted to $3,309,375 at December 31, 2001. These loans bear interest at a rate of 10% per annum. In January 2002, certain of these notes aggregating $3,204,375 were exchanged for a convertible note.

NOTE  6  -  CONVERTIBLE  DEBT

     On December 28, 2001, the Company entered into an agreement to issue a debenture, bearing interest at 12% per annum, in the amount of $500,000, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. On January 3, 2002, the Company received $500,000 pursuant to this debenture. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days trading. The debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9% on a fully diluted basis. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finders fee. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $247,722 and $252,278, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $247,722, respectively. The combined total discount is $500,000, and will be amortized over the year life of the debenture. For the year ended December 31, 2002, $252,055 has been amortized to interest expense, due to the passage of time. None of the note balance under this agreement has been converted into common stock as of as of December 31, 2002.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     On January 14, 2002, the Company issued a convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, former president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to shares of the Company''s common stock at $0.35 per share, subject to adjustment related to the price of subsequent securities issuances by the Company to third parties. The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of January 14, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On January 14, 2002, the Company recorded a discount of $3,547,917. This discount is being amortized over the life of the convertible note. For the year ended December 31, 2002, $3,486,058 has been amortized to interest expense, due to the passage of time and conversions into shares of common stock. During the year ended December 31, 2002, principal and accrued interest in the amount of $2,435,154 and $114,846, respectively, were converted into 39,123,377 shares of the Company''s common stock.

     On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock to Alpha Capital Aktiengesellschaft and Stonstreet
     Limited Partnership, in a private financing transaction. Each note is convertible at the holder's option at any time into shares of our common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of our common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $429,679 and $20,321, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $429,679, respectively. The combined total discount is $450,000, and will be amortized over the year life of the debenture. For the year ended December 31, 2002, $120,657 has been amortized to interest expense, due to the passage of time. None of the note balance under this agreement has been converted into common stock as of as of December 31, 2002.


NOTE  7  -  OTHER  ACCRUED  EXPENSES

     Other accrued expenses at December 31, 2002 consisted of the following:


       Penalty for not registering shares issued in February 2002 $ 237,600 Penalty for not registering shares underlying
          convertible debentures                                      160,500
       Value of reset option provision in June 18, 2002 agreement   1,307,487
       Other                                                          154,412
                                                                   ----------

                                                                   $1,859,999
                                                                   ==========

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  8  -  ACCRUED  WARRANT  LIABILITY

     Under the terms of two of the convertible debentures issued on December 28, 2001 and June 18, 2002 (see Note 6), and the terms of the private placement in February 2002, the Company issued detachable warrants to purchase shares of common stock that had registration rights. As a result, in accordance with the guidelines of EITF 00-19, the fair value of the warrants was initially recorded as accrued warranty liability. Furthermore, the classification of the warrants as a liability require variable accounting, with remeasurement of the fair value of the warrants at each balance sheet, with any adjustments reflected in earnings.

     All outstanding warrants were remeasured at December 31, 2002 using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk-free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The allocated liability related to the warrants was $47,076 at December 31, 2002 and the Company has recorded an additional $1,055,504 as a other income for the year ended December 31, 2002.


NOTE  9  -  STOCKHOLDERS''  DEFICIT

     On June 25, 2002, the Company amended its certificate of incorporation to increase the total number of shares authorized to 420,000,000; 400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001.

     During the year ended December 31, 2002, the Company settled with its employees for unpaid compensation by issuing 3,207,180 shares of common stock options in lieu of cash in the amount of $1,328,933.

     In February 2002 the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and one warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share subject to such customary adjustment for stock splits, combination or reclassification of the Company's capital stock and the like. The total selling price of these units was $1,800,000 of which $970,019 was allocated to the common stock and the remaining $829,981 was allocated to the detachable warrants. On June 18, 2002, financing agreements entered into in February 2002 were amended in connection with the June 18, 2002 convertible debenture, whereby the Company issued an additional 2,062,500 to certain investors. The Company has recorded as financing costs, $288,750 in connection with the issuance of these additional shares. The warrant was amended to reduce the exercise price to $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock and the like. The Company has recorded a charge to earnings of $13,731 in connection with the repricing of the warrant. No additional proceeds were received.

     In June 2002, the Company's Board of Directors adopted the 2002 Stock Plan. 20,000,000 shares are authorized for issuance of which 8,847,000 have been granted through December 31, 2002.

     The 19,740,000 shares cancelled on April 1, 2001 were part of a business plan to facilitate the business combination dated April 16, 2001. These shares were originally issued in August 2000 by means of a 2.82:1 split of the common stock of the Company. These shares were granted to a promoter to prepare the Company for a merger. Upon successful completion of the duties of the promoter, all of the promoter's shares were relinquished and cancelled. The Board of Directors has decided to return these shares to the status of authorized and unissued.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

     Lease  Commitments
     ------------------

     The Company leases office and manufacturing space, under a non-cancelable operating lease, which expired in December 2002. The Company is currently on a month to month lease for this office space Rental expense was approximately $1,249,000 and $1,310,000 for the years ended December 31, 2002 and 2001

     The Company subleased a substantial portion of its leased facilities under an operating lease that expired February 2002. Sublease income for the year ended December 31, 2002 and 2001 was approximately $321,000 and $1,065,000, respectively. These amounts are reflected as a reduction of rent expense on the Statement of Operations.

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

     Employment  Agreements
     ----------------------

     The Company has entered into employment agreements with certain key employees with original terms of three years. Future payments under these agreements for the years ended December 31, 2003 and 2004 are $520,000 and $130,000, respectively. Generally, the employment agreements are automatically renewed for successive one year terms, unless either party submits a notice not to renew within certain days prior to the term of the initial or renewal term. If the Company terminates these agreements without cause or the employee resigns with good reason, as defined, the Company shall pay severance compensation to the employee in a lump sum equal to the greater of twelve months of base salary, or the base salary for the remaining term of the agreements.

     Provision  for  Contract  Costs
     -------------------------------

     Optivision's Small Business Innovation Research (SBIR) contracts are subject to audit by the Defense Contract Audit Association ("DCAA") with respect to claims made by Optivision under the SBIR contracts. The Company has made an estimate of the costs of disallowable items under the SBIR contracts that is based on management's best estimate of the ultimate settlement and management's review of the Company's claims and the regulations covering allowable items under SBIR contracts. Should the final settlement with the DCAA result in a significantly different liability from that accrued, the Company's operating results and financial condition could be materially and adversely affected. As of December 31, 2002, the Company has accrued a provision for contract costs of $159,249 based on an audit by the DCAA.

     Guarantee to Federal Government for Contracts Assigned to ONI
     -------------------------------------------------------------

     Certain government contracts were assigned to ONI (a former division of Optivision) as part of a spin-off during 1998. After the government has approved the assignment of contracts to ONI, Optivision as

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     transferor, remains a guarantor of the successful completion of the contracts by ONI. As of April 30, 1998, the total contract value of contracts assigned to ONI, and subject to guarantee by the Company was $7,047,000. As of December 31, 2002 the Company has not determined which, if any, of these contracts have been closed and as a result, what the amount of the liability exposure is.

NOTE 11 - STOCK OPTION PLANS AND WARRANTS

     Stock  Options
     --------------

     The Company has three stock option plans: the 1997 Stock Plan (the "1997 Plan"), the 2000 Stock Plan (the "2000 Plan") and the 2002 Stock Plan (the "2002 Plan")(collectively, the ""Plans""). The 1997 Plan has 3,993,482 shares authorized for issuance. The 2000 Plan has 5,500,000 shares authorized for issuance. The 2002 Plan has 20,000,000 shares authorized for issuance. The Plans specify that the exercise price of Incentive stock options (ISOs) will not be less than 100% (110% for 10% stockholder) of fair market value on the date of grant and that the exercise price of Nonstatutory stock options (NSOs) will not be less than 85% (110% for a 10% stockholder) of fair market value on the date of grant. Options granted under the Plans generally expire ten years from the date of grant (five years for a 10% stockholder), and vest over four years.

     Stock option activity under the Plans is as follows:


                                                                     Weighted-
                                                           Stock      Average
                                                          Option     Exercise
                                                           Plan        Price
                                                        -----------  ---------

     Balance, December 31, 2000                                  -   $       -
         Assumed upon adoption of Optivision 1997 Plan   4,060,185   $    0.61
         Granted                                         3,785,300   $    1.12
         Exercised                                        (100,606)  $    0.44
         Canceled                                       (1,556,233)  $    0.76
                                                        -----------

     Balance, December 31, 2001                          6,188,646   $    0.88
         Granted                                         8,847,000   $    0.07
         Exercised                                        (386,388)  $    0.39
         Canceled                                          (27,789)  $    1.52
                                                        -----------

     Balance, December 31, 2002                         14,621,469   $    0.40
                                                        ===========

     Exercisable at December 31, 2002                   10,495,295   $    0.27
                                                        ===========

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     The following table summarizes information about stock options outstanding at December 31, 2002:


                           Options Outstanding             Options Exercisable
                  -------------------------------------  -----------------------
                                Weighted
                                Average
                                Remaining    Weighted                  Weighted
     Range of                  Contractual    Average                   Average
     Exercise       Number        Life       Exercise       Number     Exercise
     Price        Outstanding  (in years)      Price     Exercisable     Price
     -----------  -----------  -----------  -----------  ------------  ---------

     0.00-$1.00   11,641,208          2.9   $     0.14     7,709,985   $   0.18
     1.01-$2.00    2,891,949          9.1         1.37     2,724,642       1.45
     3.00             87,500          8.0         3.00        59,856       3.00
     4.00                812          3.8         4.00           812       4.00

                  -----------  -----------  -----------  ------------  --------
                  14,621,469          4.2   $     0.40    10,495,295   $   0.27
                  ===========  ===========  ===========  ============  ========


     In accordance with SFAS No. 123, the Company recognized $0 and $197,605 of expense for the year ended December 31, 2002 and 2001, respectively, related to stock options granted to outside consultants.

     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option
     Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2002 and 2001:


                                                    2001          2001
                                                ------------  ------------

       Net loss
         As reported                            $(8,943,874)  $(5,465,946)
           Pro forma                            $(9,123,246)  $(5,577,729)

       Basic and diluted loss per common share
         As reported                            $     (0.26)  $     (0.57)
           Pro forma                            $     (0.26)  $     (0.57)


     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001, respectively: risk-free interest rate of 3.0% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 139.1% and 137.4%; and a weighted average expected life of the option of 3 and 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

     Warrants
     --------

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     The following table summarizes information about warrants outstanding at December 31, 2002:


                         Warrants Outstanding           Warrants Exercisable
                 ------------------------------------  ----------------------
                               Weighted
                               Average
                               Remaining    Weighted                 Weighted
     Range of                 Contractual    Average                 Average
     Exercise      Number        Life       Exercise      Number     Exercise
     Price       Outstanding  (in years)     Price     Exercisable     Price
     ----------  -----------  -----------  ----------  ------------  ---------
     0.021        1,100,000          4.0   $    0.021     1,100,000  $   0.021
     0.0436         655,466          4.5   $   0.0436       655,466  $  0.0436
     0.13           810,000          4.1   $     0.13       810,000  $    0.13
     2.75         1,350,000          3.3   $     2.75     1,350,000  $    2.75

                 -----------  -----------  ----------  ------------  ---------
                  3,915,466          3.9   $     0.99     3,915,466  $    0.99
                 ===========  ===========  ==========  ============  =========

NOTE 12 - INCOME TAXES


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 are as follows:


     Deferred tax assets:
       Federal net operating loss                              $11,000,000
       Other                                                       400,000

                                                               ------------
     Total deferred tax assets                                  11,400,000

       Less valuation allowance                                (11,400,000)
                                                               ------------

                                                               $         -
                                                               ============


     The valuation allowance of $11,400,000 includes an allowance of $6,214,000 acquired from Optivision. The increase in the valuation allowance for the years ended December 31, 2002 and 2001 was $3,577,000 and $2,185,000,
     respectively. This is as a result of the increase in net deferred tax assets, primarily net operating loss carryforwards (NOL's). Because the Company's management has determined that it is highly unlikely that the net deferred tax assets will be realized, the Company has recorded a 100 percent valuation allowance against the net deferred tax assets.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     Net operating loss carryforwards at December 31, 2002 were approximately $17,460,000 for federal income tax purposes and $8,770,000 for state income tax purposes. The net operating loss carryforwards expire on various dates through the year 2017. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes sufficient uncertainty exists regarding the reliability of the net operating loss carryforwards and other timing difference at December 31, 2002. Accordingly, a valuation allowance has been provided for the entire amount related thereto.

     The provision for income taxes are as follows:

     The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2002 and 2001 is as follows:

                                                          2002     2001
                                                         -------  -------

       Federal income tax rate                           (34.0%)  (34.0%)
       State tax, net of federal benefit                  (6.0%)   (6.0%)
       Increase in valuation allowance                     40.0%    40.0%
                                                         -------  -------

       Effective income tax rate                            0.0%     0.0%
                                                         =======  =======

     The income tax expense for the years ended December 31, 2002 and 2001, reflect the minimum California state franchise tax.


NOTE  13  -  EMPLOYEE  BENEFITS

     The Company adopted Optivision's profit sharing and 401(k) plan (the "Plan") upon consummation of the business combination with Optivision.
     Under the profit sharing portion of the Plan, the Company, at the discretion of the Board of Directors, may contribute 5% to those employees meeting minimum age and length of service requirements. The Company recognizes expenses as paid. The Company made no matching contributions during the years ended December 31, 2002 and 2001.

     Employees may make pre-tax contributions in amounts from 2% to 15% of compensation up to a pre-determined limit each year.


NOTE  14  -  SUBSEQUENT  EVENTS


     On May 16, 2003 the Company closed on a $1 million Convertible Promissory note funding. As of May 12 in anticipation of the funding closing the company had rehired 10 employees and begun rebuilding the company''s operations.

     On May __, 2003, the Company settled a reset option provision in connection with the private placement offering in February 2002, amended on June 18, 2002 for a $910,120 convertible debenture. This amount was recorded in accrued liabilities at December 31, 2002 in the accompanying balance sheet.