Form 10KSB/A
period 2002-12-31
AMNIS SYSTEMS INC
filed 2003-05-20
CIK 1069389

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

Issuer's revenues for its most recent fiscal year:  $2,240,136.

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

     On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership, in a private financing transaction. Each note is convertible at the holder's option at any time into shares of our common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of our common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The proportionate value of the note and the warrants is $428,718 and $21,282, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $429,679, respectively. The combined total discount is $450,000, and will be amortized over the year life of the debenture. For the year ended December 31, 2002, $120,657 has been amortized to interest expense, due to the passage of time.
None of the note balance under this agreement has been converted into common stock as of as of December 31, 2002.

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


CRITICAL ACCOUNTING POLICIES

There are no other critical accounting policy other than those noted in Note 1 in the financial Statements attached hereto.


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

     INTEREST  AND  OTHER  EXPENSE

Interest and other expense, net was, $156,044 for 2002, a decrease of $495,417 or 56.1%, as compared to $651,461 for 2001. The interest expense component decreased in 2002 by $207,515 as compared to 2001, which was the result of a lower debt level and the resulting lower interest charges. Other income items increased in 2002 due to adjustments and other credits to more properly reflect balance sheet balances

     NET  LOSS

Our net loss from operations for 2002 increased 3.5%, $170,793 to ($4,983,678) from ($4,814,885) in the comparable 2001 period. This is the result of all of the above operational changes and financing costs.

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

     We had continuing operating losses of $(4,985,278) for the year ended December 31, 2002. We are currently unable to project when the business may no longer generate a loss since we do not know what the cost and time requirements will be to recover and build our revenue to the momentum achieved in the third quarter of 2002. Throughout the fourth quarter of 2002 and first quarter of 2003, we have implemented measures to increase cash flows through cost-cutting measures and actively pursued additional sources of funding. However, during the fourth quarter of 2002 we began to loose key sales, marketing and manufacturing and other employees due to insufficient funds to pay compensation. This loss of employees has continued to this date and brought the Company to the point of not being able to continue operations.

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

99.3*******         Code of Ethics and Business Conduct of Officers, Directors
                    and Employees of Amnis Systems Inc.



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

***     Filed as an exhibit to the report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2002

****    Filed as an exhibit to the report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2002

*****   Filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on March 22, 2002

****** Filed as an exhibit to the report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2002

******* Filed as an exhibit to the annual Form 10-KSB filed with the Securities and Exchange Commission on May 19, 2003


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


Date:  May 20, 2003                 AMNIS SYSTEMS INC.

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


Date:  May 20, 2003                 By:   /s/ Scott Mac Caughern
                                       -----------------------------------------
                                       Scott Mac Caughern
                                       ------------------
                                       Director and Chairman of the Board and
                                       Chief Executive Officer

Date:  May 20, 2003                 By:   /s/ Lawrence L. Bartlett
                                       -----------------------------------------
                                       Lawrence L. Bartlett
                                       Director, Vice President, Chief Financial
                                       Officer and Secretary

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

     1.     I have reviewed this annual report on Form 10-KSB/A of Amnis Systems
Inc.;

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


Date:  May 20, 2003

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



Date:  May 20, 2003
/s/Lawrence L. Bartlett
Name:  Lawrence L. Bartlett
Title:  Chief Financial Officer

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                      INDEX


                                                                            Page

INDEPENDENT  AUDITORS'  REPORT

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

     Consolidated  Balance  Sheet  as  of  December  31,  2002               F-2

     Consolidated  Statements  of  Operations  for  the  Years
       Ended  December  31,  2002  and  2001                                 F-3

     Consolidated  Statement  of  Stockholders'  Deficit  for  the  Years
       Ended  to  December  31,  2002  and  2001                             F-4

     Consolidated  Statements  of  Cash  Flows  for  the  Years
       Ended  December  31,  2002  and  2001                                 F-5

     Notes  to  Consolidated  Financial  Statements                F-6  to  F-22

                          INDEPENDENT AUDITORS' REPORT


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
AMNIS  SYSTEMS,  INC.
PALO  ALTO,  CALIFORNIA

We have audited the accompanying consolidated balance sheet of Amnis Systems, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial
statements  are  the  responsibility  of  the  Company's  management.   Our
responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amnis Systems, Inc. and Subsidiary as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses and negative cash flows from operations since its inception, has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Stonefield  Josephson,  Inc.
STONEFIELD  JOSEPHSON,  INC.
Certified  Public  Accountants


Santa  Monica,  California
May 18, 2003

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                                                                      AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                             CONSOLIDATED BALANCE SHEET
                                                                                      DECEMBER 31, 2002
=======================================================================================================


-------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                               $     87,470
  Accounts receivable, net of allowance for doubtful accounts of $103,000                      312,103
  Inventories, net of reserve of $283,863                                                      561,000
  Prepaid expenses and other current assets                                                     51,587
-------------------------------------------------------------------------------------------------------

    Total current assets                                                                     1,012,160
-------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Machinery and equipment                                                                    1,899,335
  Demonstration equipment                                                                      456,752
  Furniture and fixtures                                                                       496,433
  Leasehold improvements                                                                       351,111
-------------------------------------------------------------------------------------------------------

                                                                                             3,203,631
  Less:  Accumulated depreciation and amortization                                          (3,094,858)
-------------------------------------------------------------------------------------------------------

    Property and equipment, net                                                                108,773
-------------------------------------------------------------------------------------------------------

DEPOSITS                                                                                        10,740
-------------------------------------------------------------------------------------------------------

                                                                                          $  1,131,673
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Financing obligations collateralized by accounts receivable                             $    917,666
  Stockholders' notes payable                                                                  105,000
  Accounts payable                                                                           1,737,607
  Accrued salaries                                                                             576,893
  Accrued vacation                                                                             212,835
  Accrued interest payable                                                                     239,246
  Convertible notes payable, current portion (net of discount of $309,804)                   1,302,959
  Deferred revenue                                                                             156,722
  Accrued warrant liability                                                                     47,076
  Other accrued expenses                                                                     1,859,999
----------------------------------------------------------------------------------------  -------------

    Total current liabilities                                                                7,156,003

LONG-TERM LIABILITIES:
  Convertible note payable, long-term portion (net of discount of 329,343)                     120,657
                                                                                          -------------

    Total liabilities                                                                        7,276,660
----------------------------------------------------------------------------------------  -------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 20,000,000 authorized: none issued or outstanding              -
  Common stock, $0.0001 par value:
    Authorized - 400,000,000 shares
    Issued and outstanding - 66,294,203  shares                                                  6,629
  Additional paid-in capital                                                                22,459,213
  Accumulated deficit                                                                      (28,610,829)
----------------------------------------------------------------------------------------  -------------

    Total stockholders' deficit                                                             (6,144,987)
----------------------------------------------------------------------------------------  -------------

    Total liabilities and stockholder's deficit                                           $  1,131,673
=======================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                   AMNIS SYSTEMS INC. AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
====================================================================================
                                                                  December 31
                                                          --------------------------
For the years ended                                           2002          2001
------------------------------------------------------------------------------------
                (as restated)

SALES                                                     $ 2,240,136   $ 4,095,756

COST OF GOODS SOLD                                            890,572     1,276,439
--------------------------------------------------------  ------------  ------------

    Gross profit                                            1,349,564     2,819,317
--------------------------------------------------------  ------------  ------------

OPERATING EXPENSES
  Research and development                                  1,255,823     1,870,630
  Sales and marketing                                       1,772,971     2,822,510
  General and administrative                                3,306,048     2,940,662
--------------------------------------------------------  ------------  ------------

      Total operating exenses                               6,334,842     7,633,802
--------------------------------------------------------  ------------  ------------

      Loss from operations                                 (4,985,278)   (4,814,485)

OTHER INCOME (EXPENSE)
  Interest expense, net                                      (485,999)     (693,514)
  Amortization of discount on convertible notes payable    (3,858,770)            -
  Financing costs                                          (2,115,073)            -
  Gain on extinguishment of accounts payable                1,115,787             -
  Decrease in fair value of detachable warrants             1,055,504             -
  Other, net                                                  329,955        42,053
--------------------------------------------------------  ------------  ------------

       Total other income (expense)                        (3,958,596)     (651,461)
--------------------------------------------------------  ------------  ------------

Net loss before taxes                                      (8,943,874)   (5,465,946)
--------------------------------------------------------  ------------  ------------

  Income Tax                                                        -             -
--------------------------------------------------------  ------------  ------------

NET LOSS                                                  $(8,943,874)  $(5,465,946)
====================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                   $     (0.26)  $     (0.57)
====================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED      34,698,065     9,635,791
====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                                AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Additional                     Total
                                                                  Common Stock           Paid-In       Accumulated   Stockholders'
                                                               Shares        Amount       Capital        Deficit       Deficit
BALANCE, December 31, 2000, as restated                       2,545,062   $       255   $ 7,016,122   $(14,201,009)  $(7,184,632)

  Issuance of common stock in connection with
    merger with Amnis Systems, Inc.                           6,564,200           656          (656)             -

  Issuance of common stock for converstion of notes payable   1,687,640           168     2,799,832      2,800,000

  Sale of common stock, net of offering costs                 1,488,889           149     1,380,972      1,381,121

  Issuance of common stock for services                         423,000            42       279,158        279,200

  Issuance of common stock for debt and interest                137,685            14       202,102        202,116

  Exercise of stock options                                     100,606            10        45,668         45,678

  Beneficial conversion feature of convertible note payable     247,722       247,722

  Issuance of common stock options to non-employees             197,605       197,605

  Net loss                                                   (5,465,946)   (5,465,946)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001, as restated                      12,947,082         1,294    12,168,525    (19,666,955)   (7,497,136)

  Sale of common stock, net of offering costs                 3,000,000           300     1,189,706      1,190,006

  Issuance of common stock for services                       5,291,858           529       534,115        534,644

  Exercise of stock options                                     386,388            39       150,371        150,410

  Issuance of common stock for compensation                   3,207,108           321     1,328,406      1,328,727

  Issuance of common stock for conversion of notes payable   39,399,267         3,940     2,821,950      2,825,890

  Issuance of common stock for financing cost                 2,062,500           206       288,544        288,750

  Beneficial conversion feature of convertible note payable   3,977,596     3,977,596

  Net loss                                                   (8,943,874)   (8,943,874)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002                                   66,294,203   $     6,629   $22,459,213   $(28,610,829)  $(6,144,987)
=================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                         AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
==========================================================================================================
                                                                                       December 31
                                                                              ----------------------------
For the years ended                                                                2002           2001
----------------------------------------------------------------------------------------------------------
(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     ($8,943,874)   ($5,465,946)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Common stock and options issued for services                                   534,644        476,805
    Common stock issued for financing costs                                        288,750              0
    Employee salaries exchanged for stock                                        1,328,727              0
    Depreciation and amortization                                                   60,909        272,131
    Amortization of discount on convertible notes payable                        3,858,770              0
    Loss on disposal of property and equipment                                       1,627          5,306
    Gain on extinguishment of debt                                              (1,115,787)             0
    Forgiveness of debt                                                                  -        (42,967)
    Change in fair value of warrant liability                                   (1,055,504)             0
  Decrease in accounts receivable                                                   44,414        207,427
  Decrease in inventories                                                           63,056        482,593
  (Increase) decrease in prepaid expenses and other assets                          31,333        (32,684)
  Decrease in deposits                                                              74,150          8,380
  (Decrease) Increase in accounts payable                                          359,028        192,124
  Decrease in reserve for sales adjustment                                               -       (263,331)
  Increase (decrease) in accrued salaries                                         (189,393)       495,084
  Increase (decrease) in accrued vacation                                          (61,998)        15,363
  Increase (decrease) in accrued interest payable                                  342,421        393,098
  Increase (decrease) in deferred rent                                            (123,657)       (75,538)
  Increase (decrease) in deferred revenue                                           97,627         11,276
  Increase (decrease) in other accrued expenses                                  1,527,298        (50,141)
  (Decrease) in sublease deposits                                                  (72,800)        (1,007)
----------------------------------------------------------------------------------------------------------

    Net cash used in operating activities                                       (2,950,259)    (3,372,027)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (19,518)       (43,025)
----------------------------------------------------------------------------------------------------------

    Net cash used in investing activities                                          (19,518)       (43,025)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from stockholders                                                           -      1,737,178
  Proceeds from financing obligations collateralized by accounts receivable      1,578,031      1,225,231
  Payments on financing obligations collateralized by accounts receivable       (1,689,648)    (1,334,546)
  Proceeds from issuance of common stock                                         2,170,397      1,426,799
  Payment on notes payable                                                               -        (55,908)
  Proceeds from notes receivable                                                   500,000        250,000
  Proceeds from issuance of convertible notes payable                              450,000              -
----------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                    3,008,780      3,248,754
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                39,003       (166,298)

CASH AND CASH EQUIVALENTS, beginning of year                                        48,467        214,765
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                        $     87,470   $     48,467
----------------------------------------------------------------------------------------------------------


NON CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued interest exchanged for common stock                                 $    140,736   $    202,116
  Note payable exchanged for common stock                                          250,000      2,800,000
  Convertible note payable exchanged for common stock                            2,435,154              -
  Note payable and interest in exchange for convertible note payable             3,547,920              -
  Discount on convertible note payable                                           3,997,917        500,000
----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                  $      2,400   $      1,600
  Cash paid for interest                                                      $    268,005   $    452,779
----------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

     Organization  and  Line  of  Business
     -------------------------------------

     Amnis Systems Inc. ("Amnis"), a Delaware corporation, and its wholly owned subsidiary, Optivision, Inc. ("Optivision") (collectively the "Company"), makes hardware and software products for the creation, management and transmission of compressed high-quality video over broadband computer networks. The Company's network video products are distributed primarily in the United States of America, Europe, and Pacific Rim countries both directly and through leading industry partners. The Company considers its operations to be one segment for reporting purposes. The Company's products are used in diverse applications such as distance learning, corporate training, video courier services, telemedicine, surveillance and visual collaboration.

     Amnis was formed on July 29, 1998. On April 16, 2001, Amnis merged with Optivision, an operating company, in an exchange of common stock accounted for as a recapitalization of Optivision. Under the terms of the merger, each issued and outstanding share of Optivision common stock was converted into the right to receive 0.10 shares of Amnis common stock; each outstanding but unexercised option or warrant to purchase common stock of Optivision was converted into an option or warrant to acquire the number of shares of Amnis common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger. In accounting for this transaction:

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


     Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the years ended December 31, 2002 and 2001 of $8,943,874 and $5,465,946, respectively, and at December 31, 2002, had a working capital deficit of $6,143,843. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently hired a new Chief Executive Officer and has obtained additional funding from an existing investor and a commitment for additional funds from this investor. The Company believes that with a new CEO and sufficient capital to fund operations that the Company will be able to achieve profitable operations, but there can be no assurance that

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     the Company will generate positive cash flows from operations sufficient to sustain operations in the near term.

     Principles  of  Consolidation
     -----------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Optivision, Inc. All inter-company accounts and transactions have been eliminated.

     Use  of  Estimates
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2002 and 2001, the Company used estimates in determining the realization of its accounts receivable, inventory write-downs, depreciation and amortization, sales returns, deferred taxes and contingencies. Actual results could differ from these estimates.

     Fair  Value  of  Financial  Instruments
     ---------------------------------------

     For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures, and financing obligations also approximate fair value because current interest rates and terms offered to the Company are at the current market rate.

     Cash  and  Cash  Equivalents
     ----------------------------
     For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less.

     Concentration  of  Credit  Risk
     -------------------------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times cash balances may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

     During 2002, five customers accounted for 43% of net revenues. As of December 31, 2002, approximately 66% of accounts receivable were concentrated with five customers. During 2001, five customers accounted for 48% of net revenues. To reduce credit risk relating to all customers, the Company performs ongoing credit evaluations of customers' financial conditions and limits the amount of credit extended when considered necessary, but generally requires no collateral on product sales. The Company maintains allowances for estimated bad debt losses to address potential undetected credit risks. The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations. Although such losses have been within management's expectations to date, there can be no assurance that such reserves will continue to be adequate. The Company's contract receivable is unsecured. However, credit risk is substantially mitigated by the Company's timely

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     collection procedures.

     Inventories
      -----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. A provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at December 31, 2002. Due to competitive and market pressures, it is reasonably possible that additional provisions could be required in the future.

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


     Stock-Based Compensation
     ------------------------

     The Company grants stock options with an exercise price equal to at least the fair value of the stock at the date of grant. The Company has elected to continue to account for its employee stock- based compensation plans using an intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equal or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company does present in a pro forma disclosure the compensation expense that would have been recognized if the fair value methodology prescribed by SFAS No. 123 had been used.

     Revenue  Recognition
     --------------------

The Company recognizes revenue in compliance with Security and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and Statement of Position (SOP) 97-2, as amended by SOP 98-9, "Software Revenue Recognition," as applicable, as follows:

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

     - The Company further recognizes revenues from warranty contracts on a straight-line basis over the contractual life of the warranty. The unrecognized balance of the warranty is recorded as deferred revenue on the consolidated balance sheet.

     Shipping  and  Handling
     -----------------------

     Shipping and handling costs charged to customers are recognized as revenue. The related costs are charged to cost of sales.


     Advertising  and  Marketing  Costs
     ----------------------------------

     The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2002 and 2001 was insignificant.

     Income  Taxes
     -------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Earnings  Per  Share
     --------------------

     In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002 and 2001, the Company had outstanding warrants and options to purchase shares of common stock of 18,536,935 and 15,207,850, respectively, which were antidilutive.

     Comprehensive  Income
     ---------------------

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2002 and 2001, the Company had no items that represent other comprehensive income and, accordingly, has not included a Schedule of Comprehensive Income in the consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Discount  on  Convertible  Debentures
     -------------------------------------

     Discounts on convertible debentures are principally the values attributed to the detachable warrants issued in connection with the convertible debentures and the value of the preferential conversion feature associated with the convertible debentures. These discounts are account for in accordance with emerging issues task force ("EITF") 00-27 issued by the Financial Accounting Standards Board.

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

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's consolidated financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company elected early adoption and has characterized its debt forgiveness as other than extraordinary.

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

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's consolidated financial position or results of operations as the Company has not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Reseller of the Vendor's Products," effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22, "Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." The Company has adopted these issues in 2002 which did not have a material impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's consolidated financial position or results of operations.

NOTE 2 - ACCOUNTS RECEIVABLE FINANCING

     In October 1998, Optivision entered into a financing arrangement with Pacific Business Funding whereby funds were borrowed against receivables. Funding was based on 80% of qualified receivables. As of December 31, 2002, borrowings under this agreement were $917,666. The balance bears interest at 18% per annum. Pacific Business Funding has allowed the Company to exceed its credit limit available on this agreement without any penalties. This amount is included on the consolidated balance sheet as "Financing obligations collateralized by accounts receivable".


NOTE  3  -  INVENTORIES

     Inventories  at  December  31,  2002  consisted  of  the  following:

          Raw materials                                 $   241,456
          Work-in-process                                   483,778
          Demonstration inventory                           119,629
                                                            -------
                                                            844,863
          Less reserve for inventory obsolescence and
           demonstration inventory refurbishing costs      (283,863)
                                                           --------
                                                        $   561,000
                                                        ===========

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Certain of the Company's products contain components that are supplied by a limited number of third parties. While the Company has an inventory of these components, any significant prolonged shortage of these components, or the failure of these suppliers to maintain or enhance these components could materially adversely affect the Company's consolidated results of operations.

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE

     On December 28, 2001, the Company entered into an agreement to issue a debenture, bearing interest at 12% per annum, in the amount of $500,000, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. On January 3, 2002, the Company received $500,000 pursuant to this debenture. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days trading. The debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9% on a fully diluted basis. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finders fee. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $509,194 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The face amount of the note payable of $500,000 was proportionately allocated to the note payable and the warrants is the amount of $247,722 and $252,278, respectively. The amount allocated to the warrants of $252,278 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $0 and $247,722, respectively. The combined total discount is $500,000, and will be amortized over the year life of the debenture. For the year ended December 31, 2002, $252,055 has been amortized to interest expense, due to the passage of time. None of the note balance under this agreement has been converted into common stock as of December 31, 2002. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 7.

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

     On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock to Alpha Capital Aktiengesellschaft and Stonestreet
     Limited Partnership, in a private financing transaction. Each note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $21,282 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The face amount of the note payable of $450,000 was proportionately allocated to the note payable and the warrants is the amount of $429,679 and $20,321, respectively. The amount allocated to the warrants of $20,321 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $429,679, respectively. The combined total discount is $450,000, and will be amortized over the life of the debenture. For the year ended December 31, 2002, $120,657 has been amortized to interest expense, due to the passage of time. None of the note balance under this agreement has been converted into common stock as of December 31, 2002. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 7.



NOTE  7  -  OTHER  ACCRUED  EXPENSES

     Other  accrued  expenses  at  December 31, 2002 consisted of the following:

         Penalty for not registering shares issued in February 2002     $237,600
         Penalty for not registering shares underlying

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

          convertible debentures                                         160,500
         Value of reset option provision in June 18, 2002 agreement    1,307,487
         Other                                                           154,412
                                                                     -----------

                                                                     $ 1,859,999
                                                                     ===========

NOTE 8  - ACCRUED WARRANT LIABILITY

     Under the terms the convertible debentures issued on December 28, 2001 and June 18, 2002 (see Note 6), and the terms of the private placement in February 2002, the Company issued detachable warrants to purchase shares of common stock that had registration rights. As a result, in accordance with the guidelines of EITF 00-19, the fair value of the warrants was initially recorded as accrued warrant liability. Furthermore, the classification of the warrants as a liability require variable accounting, with remeasurement of the fair value of the warrants at each balance sheet, with any adjustments reflected in earnings.

     These outstanding warrants were remeasured at December 31, 2002 using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk-free interest rate of 4.00%, a dividend yield of 0% and volatility of ranging from 212% to 242%. The allocated liability related to the warrants was $47,076 at December 31, 2002 and the Company has recorded an additional $1,055,504 of other income for the year ended December 31, 2002.


NOTE 9 - STOCKHOLDERS' DEFICIT

     On June 25, 2002, the Company amended its certificate of incorporation to increase the total number of shares authorized to 420,000,000; 400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001.

     During the year ended December 31, 2002, the Company settled with its employees for unpaid compensation by issuing 3,207,180 shares of common stock in lieu of cash in the amount of $1,328,727. The number of shares issued equaled the amount of unpaid compensation divided by the market value of the Company's stock on the settlement date.

     In February 2002, the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and a warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share, subject to such customary adjustment for stock splits, combination or reclassification of the Company's capital stock and the like. The total selling price of these units was $1,800,000 of which $970,019 was allocated to the common stock and the remaining $829,981 was allocated to the detachable warrants. The allocation between the common stock and the warrants was based on the fair value of the Company's stock at the closing date ($0.71) and the estimated fair value of the warrants ($0.6075). The estimated value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The amount allocated to the warrants of $829,981 was recorded as accrued warrant liability as these warrants contain registration rights. On June 18, 2002, the financing agreements entered into in February 2002 were amended in connection with the June 18, 2002 convertible debenture, whereby the Company issued an additional 2,062,500 to the investor in connection with a reset option feature in the February 2002

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     agreement. The Company has recorded as financing costs, $288,750 in connection with the issuance of these additional shares. The June 18, 2002 agreement also contained a reset option provision and the Company has recorded a liability of $1,307,487 at December 31, 2002 related to the additional shares that could be issued in accordance with this provision (See Note 7). The warrant issued in connection with the February 2002 transaction was amended to reduce the exercise price to $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock and the like. The Company has recorded a charge to earnings of $13,731 in connection with the repricing of the warrant. No additional proceeds were received. The Company did not register the shares that were issued in the February 2002 private placement offering per the terms of the private placement agreement and has accrued a penalty for this non-registration event. See Note 7.

     In June 2002, the Company's Board of Directors adopted the 2002 Stock Plan. 20,000,000 shares are authorized for issuance, of which, 8,847,000 have been granted through December 31, 2002.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

     The Company leases office and manufacturing space, under a non-cancelable operating lease, which expired in December 2002. The Company is currently on a month-to-month lease for this office space Rental expense was approximately $1,249,000 and $1,310,000 for the years ended December 31, 2002 and 2001

     The Company subleased a substantial portion of its leased facilities under an operating lease that expired February 2002. Sublease income for the year ended December 31, 2002 and 2001 was approximately $321,000 and $1,065,000, respectively. These amounts are reflected as a reduction of rent expense on the consolidated statement of operations.

     Litigation
     ----------

     The Company is party to litigation or other legal proceedings that management considers to be a part of the ordinary course of the Company's business. Management believes that the outcome of such litigation or legal proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Employment Agreements
     ---------------------

     The Company has entered into employment agreements with certain key employees with original terms of three years. Future payments under these agreements for the years ended December 31, 2003 and 2004 are $520,000 and $130,000, respectively. Generally, the employment agreements are automatically renewed for successive one year terms, unless either party submits a notice not to renew within certain days prior to the term of the initial or renewal term. If the Company terminates these agreements without cause or the employee resigns with good reason, as defined, the Company shall pay severance compensation to the employee in a lump sum equal to the greater of twelve months of base salary or the base salary for the remaining term of the agreements.

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

     Guarantee to Federal Government for Contracts Assigned to ONI
     -------------------------------------------------------------

     Certain government contracts were assigned to ONI (a former division of Optivision) as part of a spin-off during 1998. After the government has approved the assignment of contracts to ONI, Optivision, as transferor, remains a guarantor of the successful completion of the contracts by ONI. As of April 30, 1998, the total contract value of contracts assigned to ONI, which were subject to guarantee by the Company was $7,047,000. As of December 31, 2002, the Company has not determined which, if any, of these contracts have been closed and, as a result, what the amount of the liability exposure is.

NOTE  11  -  STOCK  OPTION  PLANS  AND  WARRANTS

     Stock Options
     -------------

     The Company has three stock option plans: the 1997 Stock Plan (the "1997 Plan"), the 2000 Stock Plan (the "2000 Plan") and the 2002 Stock Plan (the "2002 Plan") (collectively, the "Plans"). The 1997 Plan has 3,993,482 shares authorized for issuance. The 2000 Plan has 5,500,000 shares authorized for issuance. The 2002 Plan has 20,000,000 shares authorized for issuance. The Plans specify that the exercise price of Incentive stock options (ISOs) will not be less than 100% (110% for 10% stockholder) of fair market value on the date of grant and that the exercise price of Nonstatutory stock options (NSOs) will not be less than 85% (110% for a 10% stockholder) of fair market value on the date of grant. Options granted under the Plans generally expire ten years from the date of grant (five years for a 10% stockholder) and vest over four years.

     Stock  option  activity  under  the  Plans  is  as  follows:

                                                                             Weighted-
                                                                   Stock      Average
                                                                  Option     Exercise
                                                                   Plan       Price
                                                                -----------  --------
     Balance,  December  31,  2000                                       -   $     -
               Assumed  upon adoption of Optivision 1997 Plan    4,060,185   $  0.61
               Granted                                           3,785,300   $  1.12
               Exercised                                          (100,606)  $  0.44
               Canceled                                         (1,556,233)  $  0.76
                                                                ----------

     Balance, December 31, 2001                                  6,188,646   $  0.88
               Granted                                           8,847,000   $  0.07
               Exercised                                          (386,388)  $  0.39
               Canceled                                            (27,789)  $  1.52
                                                                ----------

     Balance,  December  31,  2002                              14,621,469   $  0.40
                                                                ==========

     Exercisable  at  December  31,  2002                       10,495,295   $  0.27
                                                                ==========

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

The following table summarizes information about stock options outstanding at December 31, 2002:


                  Options Outstanding                       Options Exercisable
          -------------------------------------      ----------------------------------

                                    Weighted
                                    Average
                                   Remaining     Weighted                 Weighted
         Range of                 Contractual     Average                 Average
         Exercise      Number         Life       Exercise      Number     Exercise
          Price     Outstanding    (in years)     Price     Exercisable    Price
        ----------  ------------  ------------  ----------  ------------  --------
        0.00-$1.00  11,641,208           2.9  $       0.14   7,709,985  $       0.18
        1.01-$2.00   2,891,949           9.1          1.37   2,724,642          1.45
        3.00            87,500           8.0          3.00      59,856          3.00
        4.00               812           3.8          4.00         812          4.00
                    -----------   ----------  ------------  ----------  ------------
                    14,621,469           4.2  $       0.40  10,495,295  $       0.27
                    ===========   ==========  ============  ==========  ============

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


                                                        2002           2001
                                                    -------------  -----------
     Net  loss:
          As  reported                              $ (8,943,874)  $(5,465,946)
          Pro  forma                                $ (9,123,246)  $(5,577,729)

     Basic and diluted loss per common share:
          As  reported                              $     (0.26)   $     (0.57)
          Pro  forma                                $     (0.26)   $     (0.57)

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

     Warrants
     --------

     The following table summarizes information about warrants outstanding at December 31, 2002:


                  Warrants  Outstanding                 Warrants  Exercisable
          ---------------------------------------  --------------------------------

                                      Weighted
                                      Average
                                      Remaining    Weighted                 Weighted
            Range of                 Contractual    Average                 Average
            Exercise      Number        Life       Exercise      Number     Exercise
              Price    Outstanding   (in years)     Price     Exercisable    Price
            ---------  ------------  -----------  ----------  ------------  --------
            0.021      1,100,000           4.0  $     0.021   1,100,000  $      0.021
            0.0436       655,466           4.5  $    0.0436     655,466  $     0.0436
            0.13         810,000           4.1  $      0.13     810,000  $       0.13
            2.75       1,350,000           3.3  $      2.75   1,350,000  $       2.75
                      -----------  -----------  ------------  ---------  ------------
                       3,915,466         3.9    $      0.99   3,915,466  $       0.99
                      ===========  ===========  ============  =========  ============


NOTE  12  -  INCOME  TAXES


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 are as follows:



          Deferred  tax  assets:
               Federal  net  operating  loss          $  9,728,000
               State  net  operating  loss               1,699,000
               Tax  credits                                185,000
               Other                                        14,000
                                                      ------------
               Total  deferred  tax  assets             11,626,000

               Less  valuation  allowance              (11,626,000)
                                                       -----------

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                      $          -
                                                      ============

     The increase in the valuation allowance for the years ended December 31, 2002 and 2001 was $3,572,000 and $2,186,000, respectively. This is as a result of the increase in net deferred tax assets, primarily net operating loss carryforwards (NOL's). Because the Company's management has determined that it is highly unlikely that the net deferred tax assets will be realized, the Company has recorded a 100 percent valuation allowance against the net deferred tax assets.

     Net operating loss carryforwards at December 31, 2002 were approximately $28,600,000 for federal and state income tax purposes. The net operating loss carryforwards expire on various dates through the year 2017. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes sufficient uncertainty exists regarding the reliability of the net operating loss carryforwards and other timing difference at December 31, 2002. Accordingly, a valuation allowance has been provided for the entire amount related thereto.

     The  provision  for  income  taxes  are  as  follows:

     The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2002 and 2001 is as follows:
                                                 2002      2001
                                               --------  -------

          Federal income tax rate                (34.0%)  (34.0%)
          State tax, net of federal benefit       (6.0%)   (6.0%)
          Increase in valuation allowance         40.0%    40.0%
                                               --------  -------

          Effective income tax rate                0.0%     0.0%
                                               ========  =======

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


NOTE  14  -  RESTATEMENT  OF  2001  FINANCIAL  STATEMENTS

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     The Company has restated its 2001 financial statements to account for the transaction with Optivision as a recapitalization of Optivision, rather than a purchase in accordance with APB No. 16 as had previously been reported. Accordingly, the historical financial statements are those of Optivision.

     The  effects  of  the  restatement  are  as  follows:

                                                       as  previously
                                                           filed        as  restated
                                                       ---------------  ------------
          Accumulated deficit at January 1, 2001 (1)   $     (113,053)  $(14,201,099)
          Accumulated deficit at December 31, 2001(1)  $  (21,797,659)  $(19,66,955)
          Sales for 2001 (2)                           $    2,363,879   $ 4,095,756
          Net loss for 2001(3)                         $  (21,684,606)  $(5,465,946)

(1) The beginning accumulated deficit reported at January 1, 2001 has been restated to reflect the accumulated deficit balance of Optivision at that date.

(2) The recording of the full year of operating activity for Optivision as compared to the operating activity of Optivision from April 19, 2001 to December 31, 2001 as previously reported, and

(3) The write off of goodwill of $17,877,694 that was established using the purchase method of accounting as previously reported. There was no such write off in the restated financial statements as goodwill was not recorded as a result of accounting for the transaction as a recapitalization of Optivision.


NOTE  15  -  SALES  BY  REGION

     The Company's sales by geographic regions are as follows for the years ended December 31, 2002 and 2001:
                                               2002           2001
                                          ------------  ---------------

          United States                   $  1,539,964  $     3,186,793
          Hong Kong                             10,443          418,144
          Canada                               284,476           49,715
          Germany                              223,015          107,263
          Other                                182,238          333,841
                                          ------------  ---------------

          Effective income tax rate       $  2,240,136  $     4,095,756
                                          ============  ===============


NOTE  16  -  GAIN  ON  EXTINGUISHMENT  OF  ACCOUNT  PAYABLE


     In 2002, the Company successfully negotiated a work-out agreement plan with the creditors of Optivision under which the Company will pay the creditors of Optivision approximately $0.35 for every $1.00 owed on debt listed on the balance sheet as accounts payable-moratorium. In accordance with the workout agreement, the debt was settled in full in June 2002 and a gain of $1,115,787 was recorded for the portion

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     of  the  debt  forgiven.


NOTE  17  -  SUBSEQUENT  EVENTS


     On May 16, 2003 the Company closed on a $1 million Convertible Promissory note funding. As of May 12, in anticipation of the funding closing, the Company had rehired 10 employees and begun rebuilding the Company's operations.

     In May 2003, the Company settled a reset option provision in connection with the private placement offering in February 2002, amended on June 18, 2002 for a $910,120 convertible debenture. This amount was recorded in accrued liabilities at December 31, 2002 in the accompanying consolidated balance sheet.

     From January 1, 2003 to May 16, 2003, the Company has issued 41,157,449 shares of its common stock as follows: 4,217,737 to employees and consultants for services rendered; 24,439,712 for conversion of debt and 12,500,000 issued and held in escrow per the terms a the December 28, 2001 convertible note payable agreement.