Form 10QSB
period 2003-03-31
AMNIS SYSTEMS INC
filed 2003-05-30
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 For the quarterly period ended: March 31,
                                      2003

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
                For the transition period from _____________ to ___________

                       Commission File Number: 000-29645

                               AMNIS SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                               94-3402831
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of May 22, 2003: 107,451,652 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): [  ]  Yes    [X]  No

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

         In our management's opinion, all adjustments necessary for a fair presentation of the statements of the results for the interim period have been included.



                          INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheet (unaudited) as of March 31, 2003.........................1

         Consolidated Statement of Operations (unaudited) for the three months
                  ended March 31, 2003 and 2002           ...................................2

         Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2002..............................................3

         Notes to Consolidated Financial Statements (unaudited)..............................4-9

                                                                       Amnis Systems Inc. and Subsidiary

                                                                              Consolidated Balance Sheet
                                                                                          March 31, 2003
---------------------------------------------------------------------------------------------------------

Assets

Current Assets:
     Cash and cash equivalents ...........................................................   $     31,312
     Accounts receivable, net of allowance for doubtful accounts of $ 103,000 ............        237,650
     Inventories, net of reserve of $250,259 .............................................        484,684
     Prepaid expenses and other current assets ...........................................        116,317
---------------------------------------------------------------------------------------------------------

          Total current assets ...........................................................        869,963
---------------------------------------------------------------------------------------------------------

Property and Equipment
     Machinery and equipment .............................................................      1,879,786
     Demonstration equipment .............................................................        456,752
     Furniture and fixtures ..............................................................        496,433
     Leasehold improvements ..............................................................        351,112
---------------------------------------------------------------------------------------------------------

                                                                                                3,184,083
     Less:  Accumulated depreciation and amortization ....................................     (3,090,788)
---------------------------------------------------------------------------------------------------------

          Property and equipment, net ....................................................         93,295
---------------------------------------------------------------------------------------------------------
Deposits .................................................................................         10,740
---------------------------------------------------------------------------------------------------------
                                                                                             $    973,998
---------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current Liabilities:
     Financing obligations collateralized by accounts receivable .........................   $    727,925
     Stockholders' notes payable .........................................................        105,000
     Accounts payable ....................................................................      2,202,999
     Accrued salaries ....................................................................      1,010,364
     Accrued vacation ....................................................................        220,403
     Accrued interest payable ............................................................        263,412
     Convertible notes payable, current portion (net of discount of $186,301) ............      1,314,462
     Deferred revenue ....................................................................        174,216
     Accrued warrant liability ...........................................................         42,707
     Other accrued expenses ..............................................................      1,885,691
---------------------------------------------------------------------------------------------------------

          Total current liabilities ......................................................      7,947,179

Long-Term Liabilities:
     Convertible note payable, long-term portion (net of discount of 243,502) ............        156,498
---------------------------------------------------------------------------------------------------------
          Total liabilities ..............................................................      8,103,677
---------------------------------------------------------------------------------------------------------
Stockholders' Deficit:
     Preferred stock, $0.0001 par value; 20,000,000 authorized: none issued or outstanding           --
     Common stock, $0.0001 par value:
       Authorized - 400,000,000 shares
       Issued and outstanding - 89,708,797  shares .......................................          8,970
     Additional paid-in capital ..........................................................     22,786,362
     Accumulated deficit .................................................................    (29,925,011)
---------------------------------------------------------------------------------------------------------
          Total stockholders' deficit ....................................................     (7,129,679)
---------------------------------------------------------------------------------------------------------
          Total liabilities and stockholder's deficit ....................................   $    973,998
---------------------------------------------------------------------------------------------------------

                                        2

     The accompanying notes are an integral part of these consolidated financial statements

                                                                     Amnis Systems Inc. and Subsidiary

                                                                 Consolidated Statements of Operations


                                                                                 March 31
                                                                                 --------

For the three months ended                                                2003                2002
------------------------------------------------------------------------------------------------------

Sales                                                          $         432,385  $          246,071

Cost of Goods Sold                                                       328,200             287,496
------------------------------------------------------------------------------------------------------

      Gross profit/(loss)                                                104,185             (41,425)
------------------------------------------------------------------------------------------------------

Operating Expenses
     Research and development                                            592,102             175,359
     Sales and marketing                                                 302,537             440,572
     General and administrative                                          139,356             737,185
------------------------------------------------------------------------------------------------------


            Total operating exenses                                    1,033,995           1,353,116
------------------------------------------------------------------------------------------------------

            Loss from operations                                        (929,810)         (1,394,541)

Other Income (Expense)
     Interest expense, net                                               (53,329)           (108,366)
     Amortization of discount on convertible notes payable              (209,344)           (802,443)
     Financing costs                                                    (126,109)            (10,000)
     Change in fair value of detachable warrants                           4,369              81,313
     Other, net                                                               41              42,083
------------------------------------------------------------------------------------------------------
             Total other income (expense)                               (384,372)           (797,413)
------------------------------------------------------------------------------------------------------

Net loss before taxes                                                 (1,314,182)         (2,191,954)
------------------------------------------------------------------------------------------------------


     Income Tax                                                                -                   -
------------------------------------------------------------------------------------------------------


Net loss                                                       $      (1,314,182) $       (2,191,954)
------------------------------------------------------------------------------------------------------


Basic and Diluted Loss per Common Share                        $           (0.02) $            (0.14)
------------------------------------------------------------------------------------------------------


Weighted average shares outstanding - basic & diluted                 69,356,111          15,397,149
------------------------------------------------------------------------------------------------------

                                        3

     The accompanying notes are an integral part of these consolidated financial statements

                                                                                               Amnis Systems Inc. and Subsidiary

                                                                                 Consolidated Statement of Stockholders' Deficit

------------------------------------------------------------------------------------------------------------------------------------



                                                                              Additional                              Total
                                                     Common Stock              Paid-In       Accumulated         Stockholders'
                                                      Shares        Amount     Capital         Deficit              Deficit

Balance, December 31, 2002                           66,294,203  $   6,629   $22,459,213   $  (28,610,829)      $   (6,144,987)

      Issuance of common stock for conversion of
      notes payable and related accrued interest     19,196,857      1,920       188,033                               189,953

      Issuance of common stock for services           3,684,980        368       109,571                               109,939

      Issuance of common stock for compensation         532,757         53        29,545                                29,598

      Net loss                                                                                 (1,314,182)          (1,314,182)
------------------------------------------------------------------------------------------------------------------------------------


Balance, March 31, 2003                              89,708,797      8,970    22,786,362      (29,925,011)          (7,129,679)
------------------------------------------------------------------------------------------------------------------------------------

                                        4

     The accompanying notes are an integral part of these consolidated financial statements

                                                                       Amnis Systems Inc. and Subsidiary

                                                                   Consolidated Statements of Cash Flows

                                                                                       March 31
                                                                                       --------
For the three months ended                                                     2003                2002
---------------------------------------------------------------------------------------------------------
                                                                                            (as restated)
Cash Flows from Operating Activities:
      Net loss                                                    $        (1,314,182)$      (2,191,954)
      Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
          Common stock and options issued for services                        109,939           260,977
          Employee salaries exchanged for stock                                29,598           997,725
          Depreciation and amortization                                        15,478            14,598
          Amortization of discount on convertible notes payable               209,344           802,443
          Loss on disposal of property and equipment                                -             1,627
          Change in fair value of warrant liability                            (4,369)          (81,313)
      Decrease in accounts receivable                                          74,453           317,638
      Decrease (increase) in inventories                                       76,316           (32,176)
      (Increase) in prepaid expenses and other assets                         (64,730)         (225,395)
      (Decrease) Increase in accounts payable                                 465,392          (685,774)
      Increase (decrease) in accrued salaries                                 433,471          (654,066)
      Increase (decrease) in accrued vacation                                   7,568           (74,406)
      Increase in accrued interest payable                                     52,119            75,693
      Decrease in deferred rent                                                     0           (43,171)
      Increase (decrease) in deferred revenue                                  17,494           (19,932)
      Increase (decrease) in other accrued expenses                            25,692           (65,711)
---------------------------------------------------------------------------------------------------------

          Net cash provided by (used in) operating activities                 133,583        (1,603,197)
---------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
      Purchases of property and equipment                                           -            (8,726)
--------------------------------------------------------------------------------------------------------

          Net cash used in investing activities                                     0            (8,726)
--------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
      Proceeds from financing obligations collateralized by accounts
      receivable                                                              747,749           763,280
      Payments on financing obligations collateralized by accounts
      receivable                                                             (937,490)       (1,215,731)
      Proceeds from issuance of common stock                                        -         2,124,797
      Proceeds from notes receivable                                                -           500,000
--------------------------------------------------------------------------------------------------------


          Net cash provided by financing activities                          (189,741)        2,172,346
---------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                          (56,158)          560,423

Cash and cash equivalents, beginning of period                                 87,470            48,467
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $            31,312 $         608,890
---------------------------------------------------------------------------------------------------------

Non Cash Investing and Financing Activities:
      Accrued interest exchanged for common stock                 $            27,953 $          25,890
      Note payable exchanged for common stock                                       -           250,000
      Convertible note payable exchanged for common stock                     162,000                 -
      Note payable and interest in exchange for convertible
        note payable                                                                -         3,547,917
 --------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes                                  $                 -  $              -
      Cash paid for interest                                      $                 -  $              -
---------------------------------------------------------------------------------------------------------

                                        5

     The accompanying notes are an integral part of these consolidated financial statements

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by Amnis Systems, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the three months ended March 31, 2003 of $1,314,182 and at March 31, 2003, had a an accumulated deficit of $29,925,011 and a working capital deficit of $7,077,216. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently hired a new Chief Executive Officer and has obtained additional funding from an existing investor and a commitment for additional funds from this investor. The Company believes that with a new CEO and sufficient capital to fund operations that the Company will be able to achieve profitable operations, but there can be no assurance that the Company will generate positive cash flows from operations sufficient to sustain operations in the near term.


NOTE 2 - EARNINGS PER SHARE In accordance with SFAS

     No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2003, the Company had outstanding warrants and options to purchase shares of common stock of 18,536,935, which were antidilutive and at March 31, 2002 were 8,638,646.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

     On December 28, 2001, the Company entered into an agreement to issue a debenture, bearing interest at 12% per annum, in the amount of $500,000, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. On January 3, 2002, the Company received $500,000 pursuant to this debenture. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days trading. The debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9% on a fully diluted basis. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finders fee. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $509,194 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The face amount of the note payable of $500,000 was proportionately allocated to the note payable and the warrants is the amount of $247,722 and $252,278, respectively. The amount allocated to the warrants of $252,278 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $0 and $247,722, respectively. The combined total discount is $500,000, and will be amortized over the year life of the debenture. Of the $500,000 discount, as of March 31, 2003, $313,699 has been amortized to expense, including $61,644 during the three months ended March 31, 2003, due to the passage of time. None of the note balance under this agreement has been converted into common stock as of March 31, 2003. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 4.

     On January 14, 2002, the Company issued a convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, former president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to shares of the Company's common stock at $0.35 per share, subject to adjustment related to the price of subsequent securities issuances by the Company to third parties. The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of January 14, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On January 14, 2002, the Company recorded a discount of $3,547,917. This discount is being amortized over the life of the convertible note. Of the $3,547,917 discount, as of March 31, 2003, $3,547,917 has been amortized to expense, including $61,859 during the three months ended March 31, 2003, due to the passage of time and conversions into common stock. During the year ended December 31, 2002, principal and accrued interest in the amount of $2,435,154 and $114,846, respectively, were converted into 39,123,377 shares of the Company's common stock. During the three months ended March 31, 2003, principal in the amount of $112,000 was converted into 14,000,000 shares of the Company's common stock.


     On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership in a private financing transaction. Pricing is subject to adjustment for, among other things, capital issuances below $0.13 per share, stock splits and combination or reclassification of the Company's stock. Each note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $21,282 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The face amount of the note payable of $450,000 was proportionately allocated to the note payable and the warrants is the amount of $429,679 and $20,321, respectively. The amount allocated to the warrants of $20,321 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $429,679, respectively. The combined total discount is $450,000, and will be amortized over the life of the debenture. Of the $450,000 discount, as of March 31, 2003, $206,498 has been amortized to expense, including $85,840 during the three months ended March 31, 2003, due to the passage of time and conversions into common stock. During the three months ended March 31, 2003, principal and accrued interest in the amount of $50,000 and $27,953, respectively, were converted into 5,196,857 shares of the Company's common stock. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 4.

NOTE 4 - OTHER ACCRUED EXPENSES
          Other accrued expenses at March 31, 2003 consisted of the following:


 Penalty for not registering shares issued in February 2002    $     345,600
 Penalty for not registering shares underlying
    convertible debentures                                           217,500
 Value of reset option provision in June 18, 2002 agreement        1,268,596
 Other                                                                53,995

                                                               $   1,885,691

NOTE 5  - ACCRUED WARRANT LIABILITY

     Under the terms the convertible debentures issued on December 28, 2001 and June 18, 2002 (see Note 3), and the terms of the private placement in February 2002, the Company issued detachable warrants to purchase shares of common stock that had registration rights. As a result, in accordance with the guidelines of EITF 00-19, the fair value of the warrants was initially recorded as accrued warrant liability. Furthermore, the classification of the warrants as a liability require variable accounting, with remeasurement of the fair value of the warrants at each balance sheet, with any adjustments reflected in earnings.

     These outstanding warrants were remeasured at March 31, 2003 using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk-free interest rate of 4.00%, a dividend yield of 0% and volatility of ranging from 212% to 242%. The allocated liability related to the warrants was $42,707 at March 31, 2003 and the Company has recorded an additional $4,369 of other income for the three months ended March 31, 2003.

NOTE 6 - STOCKHOLDERS' DEFICIT

     On June 25, 2002, the Company amended its certificate of incorporation to increase the total number of shares authorized to 420,000,000; 400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001.

     During the three months ended March 31, 2003, the Company settled with its employees for unpaid compensation by issuing 532,757 shares of common stock in lieu of cash in the amount of $29,598. In addition, the Company issued 3,684,980 shares of common stock is lieu of cash in the amount of $109,571. The number of shares issued equaled the amount of unpaid compensation divided by the market value of the Company's stock on the settlement date.

     In February 2002, the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and a warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share, subject to such customary adjustment for stock splits, combination or reclassification of the Company's capital stock and the like. The total selling price of these units was $1,800,000 of which $970,019 was allocated to the common stock and the remaining $829,981 was allocated to the detachable warrants. The allocation between the common stock and the warrants was based on the fair value of the Company's stock at the closing date ($0.71) and the estimated fair value of the warrants ($0.6075). The estimated value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The amount allocated to the warrants of $829,981 was recorded as accrued warrant liability as these warrants contain registration rights. On June 18, 2002, the financing agreements entered into in February 2002 were amended in connection with the June 18, 2002 convertible debenture, whereby the Company issued an additional 2,062,500 to the investor in connection with a reset option feature in the February 2002 agreement. The Company has recorded as financing costs, $288,750 in connection with the issuance of these additional shares. The June 18, 2002 agreement also contained a reset option provision and the Company has recorded a liability of $1,268,596 at March 31, 2003 related to the additional shares that could be issued in accordance with this provision (See Note 4). The Company did not register the shares that were issued in the February 2002 private placement offering per the terms of the private placement agreement and has accrued a penalty for this non-registration event. See Note 4.

NOTE 7 - STOCK OPTIONS

     The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2003 and 2002:

                                               2003            2002
                                               ----            ----

Net loss as reported                       $ (1,314,182) $     (2,191,954)
Expense recognized                                    -                 -
Pro forma expense                              (159,571)         (142,674)
                                           ------------- -----------------

Pro forma net loss                         $ (1,473,753) $     (2,334,628)
                                           ============= =================

Basic and diluted loss per common share:
    As reported                            $     (0.02)  $         (0.14)
    Pro forma                              $     (0.02)  $         (0.15)


     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001, respectively: risk-free interest rate of 3.0% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 139.1% and 137.4%; and a weighted average expected life of the option of 3 and 4 years. There were no options granted during the three months ended March 31, 2003.

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

NOTE 8 - RESTATEMENT OF 2002 FINANCIAL STATEMENTS

     The Company has restated its financial statements for the three months ended March 31, 2002 to account for the transaction with Optivision as a recapitalization of Optivision, rather than a purchase in accordance with APB No. 16 as had previously been reported, and to properly account for the warrants issued in connection with the convertible debentures and private placement offering in February 2002.

     The effects of the restatement are as follows:

                                                as previously
                                                   filed          as restated

Accumulated deficit at January 1, 2002(1)    $  (21,797,659)  $    (19,666,955)
Net loss quarter ended March 31, 2002 (2)    $   (2,107,643)  $     (2,191,954)


(1) The beginning accumulated deficit reported at January 1, 2002 has been restated to reflect the accumulated deficit balance of Optivision at that date, and; (2) The difference in net loss is principally attributed to the amortization of the discounts associated with the convertible debentures and using variable accounting to account for the warrants issued in connection with the convertible debentures and the private placement offering in February 2002.

NOTE 9 - SUBSEQUENT EVENTS


     On May 16, 2003 the Company closed on a $1 million Convertible Promissory note funding. As of May 12, in anticipation of the funding closing, the Company had rehired 10 employees and begun rebuilding the Company's operations.

     In May 2003, the Company settled a reset option provision in connection with the private placement offering in February 2002, amended on June 18, 2002 for a $910,120 convertible debenture. This amount was recorded in accrued liabilities at March 31, 2003 in the accompanying consolidated balance sheet.

     From April 1, 2003 to May 22, 2003, the Company has issued 17,742,855 shares of its common stock as follows: 100,000 to consultants for services rendered; 5,242,855 for conversion of debt and 12,500,000 issued and held in escrow per the terms a the December 28, 2001 convertible note payable agreement, see Note 3 for details.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Recent Developments

         In the fourth quarter of 2002 due to lack of funding and our inability to pay employees, our operations began to wind down. This decrease in business activity continued through April of 2003, at which time there were only three employees.

         Numerous potential investors and companies were contacted since November 2002 but the Company was unable to attract new investors due to the Company's current financing arrangements. In addition, the Company was unsuccessful in finding a buyer for its business. In March 2003, the Company had negotiated a sale of assets to another public company, which would have required the Company to file for bankruptcy. After numerous discussion with current investors and creditors, the Company received a written proposal for funding two days prior to the planned bankruptcy filing and was advised by the Company's principal secured creditor, its bank, that it favored the new financing proposal. The financing proposal required a management restructuring, which included a change in management. As a result, on April 28, 2003, Mike Liccardo resigned as Chairman and CEO of the Company and Optivision, and Scott Mac Caughern was named Chairman and Interim CEO.

            On May 16, 2003, the Company entered into a Securities Purchase Agreement whereby it issued convertible debentures in exchange for funding of $1,000,000. On May 12, 2003, in anticipation of the additional funding, the Company rehired ten employees and commenced rebuilding the Company's operations.

Results of Operations - Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.


Summary of Operations:               (Expense number are from the Financial Statements attach hereto)

                                                            Three months ending March 31
                                                   2003               2002         Inc/ (dec)            %
 Revenue                             $     432,385          $  246,071             186,314                75.7%
 Cost of Goods Sold                        328,200             287,496              40,704                14.2%
 Research and development                  592,102             175,359             416,743               237.7%
 Sales and marketing                       302,537             440,572            (138,035)              -31.3%
 General and administrative                139,356             737,185            (597,829)              -81.1%
 Interest expense                           53,329             108,366             (55,037)              -50.8%

            We have included the above table to more effectively show the year to year changes and percentages associated with the change.

Revenue:

         Revenues generated during the three months ended March 31, 2003, aggregated $432,385, as compared to $246,071 for the three months ended March 31, 2002. This increase of $186,314 in revenues from the same period in the prior year is primarily due to sales to domestic and international government and defense subcontractors of video surveillance products, which were developed before operations began to deteriorate in the fourth quarter of 2002 due to the lack of funds.

         Our prior three quarters' revenues were $645,197, $889,658, $459,209 for the three-month periods ended December 31, September 30 and June 30 2002, respectively. Revenues in the first quarter of 2003 declined when compared to the revenues for the quarter ending December 31, 2002 as a result of the lack of funds to support operations. This trend is expected to continue though the second quarter of 2003.

         Revenues in 2002 continued the decline brought about by the softening economy in the third quarter of 2001, which was accelerated by the aftermath effects of the September 11, 2001 terrorist attacks. The revenue decline bottomed in the first quarter of 2002. However, with the infusion of new financing, revenue began to recover and nearly doubled in the second quarter followed again by a nearly doubling of revenue in the third quarter. The majority of the increased revenue was the result of sales to government and defense subcontractors. Unfortunately, as we entered the fourth quarter of 2002 the inability to raise additional funds to pay employees and support operations forced us to effectively curtail operations by December 2002. Even though we continued to build a large pipeline of business and revenue opportunities, we no longer had the resources to close sales, provide customer support, develop and support our product and manufacture product. The possibility of these events was disclosed in our third quarter 10Q-SB wherein we stated that if additional financing is not available or is not available on acceptable terms we will have to curtail our operations. As a result of the curtailment of operations, revenue declined in the fourth quarter has continued to decline in the first quarter of 2003.

Cost of goods sold

         Cost of goods sold increased to $328,200 for the three months ended March 31, 2003 from $287,496 for the three months ended March 31, 2002, which is a 14% increase. Revenue increased 75.7% for the same period. Fixed costs remain the same from period to period and the increase of $40,704 is primarily the result of the variable material cost component associated with the sale of our products.

Research and development

         Research and development climbed by $416,743 to $592,102 for the three months ended March 31, 2003 from $175,359 for the three months ended March 31, 2002 as a result of increased research and development activity in connection with new network digital video products. This increase was the result of our paying consultants in stock to continue development, which we did not do for the three months ended March 31, 2002 and, therefore, research and development costs were less for this period.

Sales and marketing

         Costs associated with sales and marketing during the three months ended March 31, 2003, aggregated $302,537, as compared to $440,572 for the three months ended March 31, 2002. This decrease of $138,035 in sales and marketing expenses from the same period in the prior year is primarily the result of the Company not attending trade shows in the first quarter of 2003 due to the lack of funds.

General and administrative

         Costs associated with general and administrative expenses during the three months ended March 31, 2003, aggregated $139,356, as compared to $737,185 for the three months ended March 31, 2002. This decrease of $597,829 in sales and marketing expenses from the same period in the prior year is primarily the result of the $277,751 of non-cash consulting contracts for services covering strategic planning, mergers and acquisition activity and corporate financing that were incurred during the three months ended March 31, 2002.

Other income (Expense)

        Interest expense decreased by $55,037 from $108,366 for the three months ended March 31, 2002 to $53,329 for the three months ended March 31, 2002 due the reduction in outstanding interest bearing debt from year to year. Amortization on the discount of the convertible debentures payable decreased due to the discount on the largest convertible debenture being fully amortized at the end of 2002. Financing costs are penalties for not registering the February 2002 private placement and the two June 2002 convertible debentures.

Liquidity and Capital Resources

         At March 31, 2003, we had cash and cash equivalents of $31,312 compared to $87,469 at December 31, 2002. During 2002 our negative working capital position increased by nearly $933,000. This increase was due to the lack of funds to pay expenses and compensation and the resulting increase in payables and drop in inventory. In addition decreases in accounts receivable occurred due to lower revenue that prior quarters.

         We had continuing operating losses of ($929,810) and $(4,985,278) for the first quarter 2003 and year ended December 31, 2002 respectively. We are currently unable to project when the business may no longer generate a loss since we do not know what the cost and time requirements will be to recover and build our revenue to the momentum achieved in the third quarter of 2002. Throughout the fourth quarter of 2002 and first quarter of 2003, we have implemented measures to increase cash flows through cost-cutting measures and actively pursued additional sources of funding. However, during the fourth quarter of 2002 we began to loose key sales, marketing and manufacturing and other employees due to insufficient funds to pay compensation. This loss of employees has continued to this date and brought the Company to the point of not being able to continue operations.

           Numerous potential investors and companies were contacted since November 2002, but the Company was unable to attract new investors due to the Company's financing structure and the Company was unsuccessful in finding a buyer for its business. In March, the Company had negotiated a sale of assets to another public company, which would have required the Company to file for bankruptcy. After numerous discussions with current investors and creditors, the Company received a written proposal for funding two days before a bankruptcy filing and was advised by the Company's principal secured creditor, its bank, that it favored the new financing proposal. Our major secured creditor has located a financing institution that acquired their note and assisted in further financing of the Company. Our other major creditors have located a workout management team and have provided initial funding for that team to evaluate funding requirements and raise the required funding.

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

Critical Accounting Policies and Estimates

         This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and the recognition and classification of net operating loss carry forwards between current and long-term assets. These accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and in the notes to the consolidated financial statements included with this Form 10-QSB.

ITEM 3.    CONTROLS AND PROCEDURES

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

Item 2.  Changes in Securities And Use of Proceeds

         On May 9, 2003, we entered into a securities purchase agreement with three investors for the sale of (i) $1,000,000 in convertible debentures and
(ii) a warrants to buy 5,000,000 shares of our common stock. In addition, in exchange for cancellation of a reset option by one investor, the Company issued an investor a convertible debenture in the amount of $910,120. Each of these debentures bear interest at 12%, mature two-years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

        o   $0.05; or
        o 65% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before but not including the conversion date.

         The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.05 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert their convertible debentures or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock.

Item 3.  Defaults Upon Senior Securities

We are in breach of a provision of the two secured convertible debentures issued in June 2002 and the secured convertible debenture issued in December 2001 requiring us to file a registration statement with the Securities and Exchange Commission and obtain effectiveness within a specific amount of time. As a result of this breach, we are subject to various penalties. In addition, during the period of time that we are in breach of the secured convertible debentures, the holders thereof may demand repayment of the secured convertible debentures in full plus penalties by delivery of a default notice. The total amount due on these secured convertible debentures is $950,000 plus penalties and accrued interest of $229,575.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

         99.1 Certification by Scott MacCaughern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification by Lawrence A. Bartlett, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 29, 2003               AMNIS SYSTEMS INC.

                                   By:        /S/ SCOTT MAC CAUGHERN
                                      Scott Mac Caughern
                                      President, Chief Executive Officer and
                                      Chairman of the Board

                                   By:        /S/ LAWRENCE L. BARTLETT
                                     Lawrence L. Bartlett
                                     Vice President, Secretary and Chief
                                     Financial Officer

                                  CERTIFICATION

I, SCOTT MAC CAUGHERN, Chairman of the Board, President and Chief Executive Officer, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of inter controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           May 29, 2003


           /S/ SCOTT MAC CAUGHERN
           Scott Mac Caughern
           Principal Executive Officer

                                  CERTIFICATION
I, Lawrence L. Bartlett, Vice President, Secretary and Chief Financial Officer, certify that:

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

              May 29, 2003


              /S/ LAWRENCE L. BARTLETT
              Lawrence L. Bartlett
              Principal Financial Officer