Form 10KSB/A
period 2002-12-31
AMNIS SYSTEMS INC
filed 2003-08-18
CIK 1069389

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



Amnis was formed on July 29, 1998. On April 16, 2001, Amnis merged with Optivision, an operating company, in an exchange of common stock accounted for as a recapitalization of Optivision. Under the terms of the merger, each issued and outstanding share of Optivision common stock was converted into the right to receive 0.10 shares of Amnis common stock; each outstanding but unexercised option or warrant to purchase common stock of Optivision was converted into an option or warrant to acquire the number of shares of Amnis common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger. In accounting for this transaction:

o Optivision is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Optivision have been presented for the comparative prior period;

o Control of the net assets and business of Amnis was acquired effective April 16, 2001. This transaction has been accounted for as a purchase of the assets and liabilities of Amnis by Optivision. The historical cost of the net assets assumed was $0.

CRITICAL ACCOUNTING POLICIES

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and the recognition and classification of net operating loss carry forwards between current and long-term assets. These accounting policies are described in the notes to the consolidated financial statements included in this document for the fiscal year ended December 31, 2002 and in the notes to the consolidated financial statements included with this Annual Report on Form 10-KSB.

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

21.1                List of Subsidiaries of the Issuer

31.1 Certification by Scott MacLaughlin, Chief Executive Officer, pursuant to Section 202 of the Sarganes Oxley Act of 2002.

31.2 Certification by Lawrence A. Bartlett, Chief Financial Officer, pursuant to Section 202 of the Sarganes Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer of Amnis Systems Inc. to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of Amnis Systems Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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





Date:  August 14, 2003              AMNIS SYSTEMS INC.

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





Date:  August 14, 2003              By:   /s/ Scott Mac Caughern
                                       -----------------------------------------
                                       Scott Mac Caughern
                                       ------------------
                                       Director and Chairman of the Board and
                                       Chief Executive Officer

Date:  August 14, 2003              By:   /s/ Lawrence L. Bartlett
                                       -----------------------------------------
                                       Lawrence L. Bartlett
                                       Director, Vice President, Chief Financial
                                       Officer and Secretary

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

Amnis was formed on July 29, 1998. On April 16, 2001, Amnis merged with Optivision, an operating company, in an exchange of common stock. This transaction is being accounted for as a recapitalization of Optivision. Under the terms of the merger, each issued and outstanding share of Optivision common stock was converted into the right to receive 0.10 shares of Amnis common stock; each outstanding but unexercised option or warrant to purchase common stock of Optivision was converted into an option or warrant to acquire the number of shares of Amnis common stock equal to the product of 0.10 multiplied by the number of shares of Optivision common stock that would have been obtained before the merger. In accounting for this transaction:

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

                           CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less.

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

During 2002, five customers accounted for 43% of net revenues. As of December 31, 2002, approximately 66% of accounts receivable were concentrated with five customers. During 2001, five customers accounted for 48% of net revenues. To reduce credit risk relating to all customers, the Company performs ongoing credit evaluations of customers' financial conditions and limits the amount of credit extended when considered necessary, but generally requires no collateral on product sales. The Company maintains allowances for estimated bad debt losses to address potential undetected credit risks. The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations. Although such losses have been within management's expectations to date, there can be no assurance that such reserves will continue to be adequate. The Company's contract receivable is unsecured. However, credit risk is substantially mitigated by the Company's timely collection procedures.

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