Form 10QSB/A
period 2003-03-31
AMNIS SYSTEMS INC
filed 2003-08-18
CIK 1069389

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

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheet (unaudited) as of March 31, 2003..................1

Consolidated Statement of Operations (unaudited) for the three months
         ended March 31, 2003 and 2002           ............................2

Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2002.......................................3

Notes to Consolidated Financial Statements (unaudited).......................4-9

ITEM 1.  FINANCIAL STATEMENTS


                                                                                        AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                                               CONSOLIDATED BALANCE SHEET
                                                                                                           MARCH 31, 2003


=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                     $         31,312
     Accounts receivable, net of allowance for doubtful accounts of $ 103,000                               197,650
     Inventories, net of reserve of $250,259                                                                484,684
     Prepaid expenses and other current assets                                                              116,317
-------------------------------------------------------------------------------------------------------------------------

          Total current assets                                                                              829,963
-------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Machinery and equipment                                                                              1,879,786
     Demonstration equipment                                                                                456,752
     Furniture and fixtures                                                                                 496,433
     Leasehold improvements                                                                                 351,112
-------------------------------------------------------------------------------------------------------------------------

                                                                                                          3,184,083
     Less:  Accumulated depreciation and amortization                                                    (3,090,788)
-------------------------------------------------------------------------------------------------------------------------

          Property and equipment, net                                                                        93,295
-------------------------------------------------------------------------------------------------------------------------

DEPOSITS                                                                                                     10,740
-------------------------------------------------------------------------------------------------------------------------

                                                                                                   $        933,998
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Financing obligations collateralized by accounts receivable                                   $        727,925
     Stockholders' notes payable                                                                            105,000
     Accounts payable                                                                                     2,162,999
     Accrued salaries                                                                                     1,010,364
     Accrued vacation                                                                                       220,403
     Accrued interest payable                                                                               263,412
     Convertible notes payable, current portion (net of discount of $186,301)                             1,314,462
     Deferred revenue                                                                                       174,216
     Accrued warrant liability                                                                               42,707
     Other accrued expenses                                                                               1,885,691
-------------------------------------------------------------------------------------------------------------------------

          Total current liabilities                                                                       7,907,179

LONG-TERM LIABILITIES:
     Convertible note payable, long-term portion (net of discount of 243,502)                               156,498
-------------------------------------------------------------------------------------------------------------------------

          Total liabilities                                                                               8,063,677
-------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $0.0001 par value; 20,000,000 authorized: none issued or outstanding                        -
     Common stock, $0.0001 par value:
       Authorized - 400,000,000 shares
       Issued and outstanding - 89,708,797  shares                                                            8,970
     Additional paid-in capital                                                                          22,786,362
     Accumulated deficit                                                                                (29,925,011)
-------------------------------------------------------------------------------------------------------------------------

          Total stockholders' deficit                                                                    (7,129,679)
-------------------------------------------------------------------------------------------------------------------------

          Total liabilities and stockholder's deficit                                              $        933,998
-------------------------------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these consolidated financial statements.


                                                                                                AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                            March 31
                                                                                             ------------------------------------
For the three months ended                                                                        2003                2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (as restated)

SALES                                                                                      $         432,385  $          246,071

COST OF GOODS SOLD                                                                                   328,200             287,496
---------------------------------------------------------------------------------------------------------------------------------

         Gross profit                                                                                104,185             (41,425)
---------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Research and development                                                                        322,100             175,359
     Sales and marketing                                                                             302,536             440,572
     General and administrative                                                                      409,355             737,185
---------------------------------------------------------------------------------------------------------------------------------

            Total operating exenses                                                                1,033,991           1,353,116
---------------------------------------------------------------------------------------------------------------------------------

            Loss from operations                                                                    (929,806)         (1,394,541)

OTHER INCOME (EXPENSE)
     Interest expense, net                                                                           (53,329)           (108,366)
     Amortization of discount on convertible notes payable                                          (209,344)           (802,443)
     Financing costs                                                                                (126,109)            (10,000)
     Gain on extinguishment of accounts payable                                                            -                   -
     Change in fair value of detachable warrants                                                       4,369              81,313
     Other, net                                                                                           41           42,083.00
---------------------------------------------------------------------------------------------------------------------------------

             Total other income (expense)                                                           (384,372)           (797,413)
---------------------------------------------------------------------------------------------------------------------------------

Net loss before taxes                                                                             (1,314,178)         (2,191,954)
---------------------------------------------------------------------------------------------------------------------------------

     Income Tax                                                                                            -                   -
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                   $      (1,314,178) $       (2,191,954)
---------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE                                                    $           (0.02) $            (0.14)
---------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED                                             69,356,111          15,397,149
---------------------------------------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these consolidated financial statements.


                                                                            AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      March 31
                                                                      ---------------------------------------
For the three months ended                                                    2003                2002
-------------------------------------------------------------------------------------------------------------
                                                                                             (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                        $        (1,314,178)$      (2,191,954)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
          Common stock and options issued for services                            109,939           260,977
          Employee salaries exchanged for stock                                    29,598           997,725
          Depreciation and amortization                                            15,478            14,598
          Amortization of discount on convertible notes payable                   209,344           802,443
          Loss on disposal of property and equipment                                    -             1,627
          Change in fair value of warrant liability                                (4,369)          (81,313)
      Decrease in accounts receivable                                             114,453           317,638
      Decrease (increase) in inventories                                           76,316           (32,176)
      (Increase) in prepaid expenses and other assets                             (64,730)         (225,395)
      (Decrease) Increase in accounts payable                                     425,392          (685,774)
      Increase (decrease) in accrued salaries                                     433,471          (654,066)
      Increase (decrease) in accrued vacation                                       7,568           (74,406)
      Increase in accrued interest payable                                         52,119            75,693
      Decrease in deferred rent                                                         0           (43,171)
      Increase (decrease) in deferred revenue                                      17,494           (19,932)
      Increase (decrease) in other accrued expenses                                25,692           (65,711)
-------------------------------------------------------------------------------------------------------------

          Net cash used in operating activities                                   133,587        (1,603,197)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                               -            (8,726)
------------------------------------------------------------------------------------------------------------

          Net cash used in investing activities                                         0            (8,726)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from financing obligations collateralized by accounts receivable   747,749           763,280
      Payments on financing obligations collateralized by accounts receivable    (937,490)       (1,215,731)
      Proceeds from issuance of common stock                                            -         2,124,797
      Proceeds from notes receivable                                                    -           500,000
------------------------------------------------------------------------------------------------------------

          Net cash provided by financing activities                              (189,741)        2,172,346
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (56,154)          560,423

CASH AND CASH EQUIVALENTS, beginning of period                                     87,470            48,467
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $            31,316 $         608,890
-------------------------------------------------------------------------------------------------------------


NON CASH INVESTING AND FINANCING ACTIVITIES:
      Accrued interest exchanged for common stock                     $            27,953 $          25,890
      Note payable exchanged for common stock                                           -           250,000
      Convertible note payable exchanged for common stock                         162,000                 -
      Note payable and interest in exchange for convertible note payable                -         3,547,917
      Discount on convertible note payable                                              -                 -
------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for income taxes                                      $                 -  $              -
      Cash paid for interest                                          $                 -  $              -
-------------------------------------------------------------------------------------------------------------

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


NOTE 2 - EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2003, the Company had outstanding warrants and options to purchase shares of common stock of 18,536,935, which were antidilutive and at March 31, 2002 were $8,636,646.


NOTE 3 - CONVERTIBLE NOTES PAYABLE

          On December 28, 2001, the Company entered into an agreement to issue a debenture, bearing interest at 12% per annum, in the amount of $500,000, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. On January 3, 2002, the Company received $500,000 pursuant to this debenture. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days trading. The debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9% on a fully diluted basis. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finders fee. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $509,194 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The face amount of the note payable of $500,000 was proportionately allocated to the note payable and the warrants is the amount of $247,722 and $252,278, respectively. The amount allocated to the warrants of $252,278 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $0 and $247,722, respectively. The combined total discount is $500,000, and is being amortized over the year life of the debenture. Of the $500,000 discount, as of March 31, 2003, $313,699 has been amortized to expense, including $61,644 during the three months ended March 31, 2003, due to the passage of time. None of the note balance under this agreement has been converted into common stock as of March 31, 2003. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 4.

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

          On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership, in a private financing transaction., Pricing is subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock. Each note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $21,282 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The face amount of the note payable of $450,000 was proportionately allocated to the note payable and the warrants is the amount of $429,679 and $20,321, respectively. The amount allocated to the warrants of $20,321 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $429,679, respectively. The combined total discount is $450,000, and will be amortized over the life of the debenture. Of the $450,000 discount, as of March 31, 2003, $206,498 has been amortized to expense, including $85,840 during the three months ended March 31, 2003, due to the passage of time and conversions into common stock. During the three months ended March 31, 2003, principal and accrued interest in the amount of $50,000 and $27,953, respectively, were converted into 5,196,857 shares of the Company's common stock. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 4.

NOTE 4 - OTHER ACCRUED EXPENSES

          Other accrued expenses at March 31, 2003 consisted of the following:

                  Penalty for not registering shares issued in February 2002                 $     345,600
                  Penalty for not registering shares underlying
                     convertible debentures                                                        217,500
                  Value of reset option provision in June 18, 2002 agreement                     1,268,596
                  Other                                                                             53,995
                                                                                             -------------

                                                                                             $   1,885,691

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

         During the three months ended March 31, 2003, the Company settled with its employees for unpaid compensation by issuing 532,757 shares of common stock in lieu of cash in the amount of $29,598. In addition the company issued 3,684,980 shares of common stock in liu of cash in the amount of $109,571. The number of shares issued equaled the amount of unpaid compensation divided by the market value of the Company's stock on the settlement date.

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


                                                                                         2003            2002

                  Net loss as reported                                       $         (1,314,182) $     (2,191,954)
         Expense recognized                                                                     -                 -
                  Pro forma expense                                                      (159,571)         (142,674)

                  Pro forma net loss                                         $         (1,473,753) $     (2,334,628)
                  Basic and diluted loss per common share:
                      As reported                                            $             (0.02)  $         (0.14)
         Pro forma    $    (0.02)                                            $             (0.15)


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

         The effects of the restatement are as follows:


                                                                                    as previously
                                                                                       filed          as restated
                                                                                  ---------------  ----------------

                      Accumulated deficit at January 1, 2002(1)                   $  (21,797,659)  $   (19,666,955)
                      Net loss quarter ended March 31, 2002 (2)                   $   (2,107,643)  $    (2,191,954)


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

         From May 22, 2003 to June 10, 2003 the company has issued 17,942,976 shares of its common stock as follows: 5,400,000 in payment of penalties and interest and 12,542,976 shares in accordance with reset provisions under the June 2002 convertible note payable agreements.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

SUMMARY OF OPERATIONS:               (Expense number are from the Financial Statements attach hereto)

                                                            THREE MONTHS ENDING MARCH 31
                                                   2003               2002         INC/ (DEC)            %
 Revenue                             $     432,385          $ 246,071              186,314                 75.7%
 Cost of Goods Sold                        328,200             287,496               40,704                14.2%
 Research and development                  322,102             175,359             146,743                 83.7%
 Sales and marketing                       302,537             440,572            (138,035)               -31.3%
 General and administrative                409,356             737,185            (327,829)               -44.5%
 Interest expense                            53,329            108,366              (55,037)              -50.8%



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

COST OF GOODS SOLD

Cost of goods sold increased to $328,200 for the three months ended March 31, 2003 from $287,496 for the three months ended March 31, 2002, which is a 14% increase. Revenue increased 75.7% for the same period. Fixed costs remained stable from period to period and the increase of $40,704 is primarily the result of the variable material cost component associated with the sale of our products.

RESEARCH AND DEVELOPMENT

Research and development climbed by $146,743 to $322,102 for the three months ended March 31, 2003 from $175,359 for the three months ended March 31, 2002 as a result of increased research and development activity in connection with new network digital video products. This increase was the result of our paying consultants in stock to continue development, which we did not do for the three months ended March 31, 2002.

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

GENERAL AND ADMINISTRATIVE

Costs associated with general and administrative expenses during the three months ended March 31, 2003, decreased $327,829 to $409,356, as compared to $737,185 for the three months ended March 31, 2002. is primarily the result of non-cash consulting contracts for services covering strategic planning, mergers and acquisition activity, legal fees and corporate financing costs that were incurred during the three months ended March 31, 2002.

OTHER INCOME (EXPENSE)

Interest expense decreased by $55,037 from $108,366 for the three months ended March 31, 2002 to $53,329 for the three months ended March 31, 2002 due the reduction in outstanding interest bearing debt from year to year. Amortization on the discount of the convertible debentures payable decreased due to the discount on the largest convertible debenture being fully amortized at the end of 2002. Financing costs are penalties for not registering the February 2002 private placement and the two June 2002 convertible debentures. Amortization on discount of convertible note payable decreased due to the discount on the largest convertible debenture being fully amortized at the end of 2002.
Financing costs are penalties for not registering the February 2002 private placement and the two June 2002 convertible debentures.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification by Scott Maccaughern,  Chief Executive Officer,  pursuant to
Section 302 of the Sarbanes Qxley Act of 2002.

31.2 Certification by Lawrence A. Bartlett,  Chief Financial Officer pursuant to
Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification by Scott MacCaughern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Lawrence A. Bartlett, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2003                                AMNIS SYSTEMS INC.





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