Form 10QSB
period 2003-06-30
AMNIS SYSTEMS INC
filed 2003-08-18
CIK 1069389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

Commission File Number:  000-29645


                               AMNIS SYSTEMS INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                  94-3402831
              --------                                  ----------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)



                3450 Hillview Avenue, Palo Alto, California 94304
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code: (650) 855-0200

                                 Not applicable
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of July 22, 2003: 121,051,670 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): [  ]  Yes  [X]  No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         In our management's opinion, all adjustments necessary for a fair presentation of the statements of the results for the interim period have been included.

                                                              Amnis Systems Inc.

                                                      Consolidated Balance Sheet
                                                                     (unaudited)
================================================================================


                                                                                                  June 30, 2003
---------------------------------------------------------------------------------------------------------------

Assets

Current Assets:
     Cash                                                                                          $    192,468
     Accounts receivable, net of allowance for
     doubtful accounts of $28,580                                                                       194,371
     Inventories, net of reserve of $ 250,259                                                           623,482
     Prepaid expenses and other                                                                          99,410
---------------------------------------------------------------------------------------------------------------

                   Total current assets                                                               1,109,731
---------------------------------------------------------------------------------------------------------------

Property and Equipment
     Machinery and equipment                                                                          1,881,966
     Demonstration equipment                                                                            456,752
     Furniture and fixtures                                                                             498,301
     Leasehold improvements                                                                             351,111
---------------------------------------------------------------------------------------------------------------
                                                                                                      3,188,130

     Less:  Accumulated depreciation and amortization                                                (3,105,569)
---------------------------------------------------------------------------------------------------------------

                   Property and equipment, net                                                           82,561
---------------------------------------------------------------------------------------------------------------

Debt issuance costs                                                                                     131,407
Deposits                                                                                                 10,739
---------------------------------------------------------------------------------------------------------------

                                                                                                   $  1,334,438
===============================================================================================================

Liabilities and Stockholders' (Deficit)

Current Liabilities:
     Financing obligations collateralized by accounts receivable                                   $     35,597
     Stockholders' notes payable                                                                        756,188
     Accounts payable                                                                                 1,737,999
     Accrued Salaries                                                                                 1,502,932
     Accrued Vacation                                                                                   237,578
     Accrued Interest Payable                                                                           378,524
     Convertible notes payable, current portion (net of discount of $310,316)                         1,560,747
     Deferred revenue                                                                                   159,156
     Accrued warrant liability                                                                          618,679
     Other Accrued Expenses                                                                           1,706,806
---------------------------------------------------------------------------------------------------------------

                   Total current liabilities                                                          8,694,206

Long-Term Liabilities:
     Convertible note payable, long-term portion (net of discount of $1,131,586)                        778,534
---------------------------------------------------------------------------------------------------------------

                   Total Liabilities                                                                  9,472,740
---------------------------------------------------------------------------------------------------------------

Stockholders' (Deficit):
     Preferred stock, $0.0001 par value; 20,000,000 authorized: none issued or outstanding
     Common stock, $0.0001 par value:
        Authorized - 400,000,000 shares
        Issued and outstanding - 114,152,172                                                             11,415
     Additional Paid-in Capital                                                                      24,027,260
     Accumulated deficit                                                                            (32,176,977)

                   Total stockholders' deficit                                                       (8,138,302)
---------------------------------------------------------------------------------------------------------------

                   Total liabilities and stockholder's deficit                                     $  1,334,438
===============================================================================================================

                                               Amnis Systems Inc. and Subsidiary

                                           Consolidated Statements of Operations
================================================================================


                                                                            June 30                            June 30
                                                              -------------------------------------------------------------------
For three months and six months ended, respectively                 2003             2002               2003             2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                (as restated)                       (as restated)
Sales                                                         $     269,103     $     459,209     $     701,488     $     705,280

Cost of Goods Sold                                                  175,677           473,527           503,877           761,023
---------------------------------------------------------------------------------------------------------------------------------

        Gross profit                                                 93,426           (14,318)          197,611           (55,743)
---------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Research and development                                       164,014           304,470           486,116           479,829
     Sales and marketing                                            136,948           529,739           439,485           970,311
     General and administrative                                     569,913           647,770           979,269         1,384,955
---------------------------------------------------------------------------------------------------------------------------------

           Total operating exenses                                  870,875         1,481,979         1,904,870         2,835,095
---------------------------------------------------------------------------------------------------------------------------------

           Loss from operations                                    (777,449)       (1,496,297)       (1,707,259)       (2,890,838)

Other Income (Expense)
     Interest expense, net                                         (151,873)          (81,195)         (205,202)         (189,561)
     Amortization of discount on convertible notes payable         (206,148)       (2,004,019)         (415,492)       (2,806,462)
     Financing costs                                               (764,881)         (448,355)         (890,990)         (458,355)
     Gain on extinguishment of accounts payable                          --         1,042,177                --         1,042,177
     Change in fair value of detachable warrants                   (351,189)          686,357          (346,820)          767,670
     Other, net                                                        (426)               30              (385)           42,113
---------------------------------------------------------------------------------------------------------------------------------

            Total other income (expense)                         (1,474,517)         (805,005)       (1,858,889)       (1,602,418)
---------------------------------------------------------------------------------------------------------------------------------

Net loss before taxes                                            (2,251,966)       (2,301,302)       (3,566,148)       (4,493,256)
---------------------------------------------------------------------------------------------------------------------------------

     Income Tax                                                          --                --                --                --
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                                      $  (2,251,966)    $  (2,301,302)    $  (3,566,148)    $  (4,493,256)
---------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss per Common Share                       $       (0.02)    $       (0.10)    $       (0.04)    $       (0.24)
---------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic & diluted           100,317,803        22,429,167        84,922,487        18,932,583
---------------------------------------------------------------------------------------------------------------------------------

                                               Amnis Systems Inc. and Subsidiary

                                 Consolidated Statement of Stockholders' Deficit
================================================================================


                                                                                            Additional                     Total
                                                              Common Stock                    Paid-In     Accumulated  Stockholders'
                                                                 Shares        Amount         Capital       Deficit       Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                     66,294,203   $      6,629   $ 22,459,213  $(28,610,829) $ (6,144,987)

  Issuance of common stock for converstion of notes payable
    and related accrued interest and penalties                 42,382,690          4,238        382,095                     386,333

  Issuance of common stock for services                         4,867,522            488        134,979                     135,467

  Issuance of common stock for exercise of options                 75,000              7          2,993                       3,000

  Issuance of common stock for compensation                       532,757             53         29,545                      29,598

  Beneficial conversion feature of convertible note payable                                   1,018,435                   1,018,435

  Net loss                                                                                                 (3,566,148)   (3,566,148)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                                        114,152,172         11,415     24,027,260   (32,176,977)   (8,138,302)
------------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                               Amnis Systems Inc. and Subsidiary

                                           Consolidated Statements of Cash Flows
================================================================================


                                                                                            June 30
                                                                                  ------------------------
For the six months ended                                                              2003         2002
----------------------------------------------------------------------------------------------------------
                                                                                              (as restated)
Cash Flows from Operating Activities:
      Net loss                                                                   $(3,566,148)  $(4,493,256)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
          Common stock and options issued for services                               135,467       338,233
          Common stock issued for financing costs                                         --       288,750
          Warrants issued for financing costs                                             --       107,005
          Employee salaries exchanged for stock                                       29,598     1,235,703
          Depreciation and amortization                                               30,259        26,094
          Amortization of discount on convertible notes payable                      415,492     2,806,462
          Amortization of debt issuance costs                                         10,064            --
          Loss on disposal of property and equipment                                      --         1,627
          Change in fair value of warrant liability                                  346,820      (767,670)
          Gain on extinguishment of debt                                                  --    (1,042,177)
      Decrease in accounts receivable                                                137,926       237,932
      Decrease (increase) in inventories                                             (62,482)       19,254
      (Increase) in prepaid expenses and other assets                                (47,823)      (28,773)
      (Decrease) Increase in accounts payable                                        120,184      (961,976)
      Increase (decrease) in accrued salaries                                        926,039      (596,177)
      Increase (decrease) in accrued vacation                                         24,743       (53,834)
      Increase in accrued interest payable                                           174,231       209,638
      Decrease in deferred rent                                                           --       (71,578)
      Increase (decrease) in deferred revenue                                          2,434       (22,727)
      Increase (decrease) in other accrued expenses                                  916,607        39,437
      Increase (decrease) in sublease deposit                                             --       (72,800)
----------------------------------------------------------------------------------------------------------

          Net cash used in operating activities                                     (406,589)   (2,800,833)
----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
      Purchases of property and equipment                                             (4,047)      (15,677)
 ---------------------------------------------------------------------------------------------------------

          Net cash used in investing activities                                       (4,047)      (15,677)
 ---------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
      Bank overdraft                                                                      --        93,374
      Proceeds from financing obligations collateralized by accounts receivable      792,806       914,431
      Payments on financing obligations collateralized by accounts receivable     (1,163,672)   (1,315,566)
      Payment of debt issuance costs                                                (116,500)           --
      Proceeds from issuance of common stock                                           3,000     2,170,397
      Proceeds from convertible debentures                                         1,000,000       950,000
 ---------------------------------------------------------------------------------------------------------

          Net cash provided by financing activities                                  515,634     2,812,636
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 104,998        (3,874)

Cash and cash equivalents, beginning of period                                        87,470        48,467
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                         $   192,468   $    44,593
----------------------------------------------------------------------------------------------------------


Non Cash Investing and Financing Activities:
      Accrued interest and penalties exchanged for common stock                  $   194,633   $   140,736
      Note payable exchanged for common stock                                             --       250,000
      Convertible note payable exchanged for common stock                            191,700     1,935,154
      Note payable and interest in exchange for convertible note payable                  --     3,547,917
      Discount on convertible note payable                                         1,218,247       450,000
 ---------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes                                                 $        --   $        --
      Cash paid for interest                                                     $        --   $        --
----------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared by Amnis Systems, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the six months ended June 30, 2003 of $3,566,148 and at June 30, 2003, had a an accumulated deficit of $32,176,977 and a working capital deficit of $7,584,476. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently hired a new Chief Executive Officer and has obtained additional funding from a group put together by existing investors and a commitment for additional funds from this and other new investors. The Company believes that with a new CEO and sufficient capital to fund operations that the Company will be able to achieve profitable operations, but there can be no assurance that the Company will generate positive cash flows from operations sufficient to sustain operations in the near term.

NOTE 2 - STOCK OPTIONS

         The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2003 and 2002:


                                                                    2003              2002
                                                                -----------       -----------
                  Net loss as reported                          $(3,566,148)      $(4,493,206)
         Expense recognized                                              --                --
                  Pro forma expense                                (546,941)         (285,348)
                                                                -----------       -----------

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                  Pro forma net loss                            $(4,113,089)      $(4,778,604)
                                                                ===========       ===========
                  Basic and diluted loss per common share:
                      As reported                               $     (0.04)      $     (0.24)
         Pro forma                                              $     (0.04)      $     (0.25)


         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, respectively: risk-free interest rate of 4.0% 3.0% and 3.5%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 242.2% 139.1% and 137.4%; and a weighted average expected life of the option of 2, 3 and 4 years. There were 888,000 options granted during the six months ended June 30, 2003.

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

NOTE 3 - EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2003, the Company had outstanding warrants and options to purchase shares of common stock of 24,924,935, which were antidilutive and at June 30, 2002.


NOTE 4 - CONVERTIBLE NOTES PAYABLE

          On December 28, 2001, the Company entered into an agreement to issue a one year debenture, bearing interest at 12% per annum, in the amount of $500,000, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. On January 3, 2002, the Company received $500,000 pursuant to this debenture. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days trading. The debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9% on a fully diluted basis. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finders fee. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $509,194 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


          dividend yield of 0% and volatility of 212%. The face amount of the note payable of $500,000 was proportionately allocated to the note payable and the warrants is the amount of $247,722 and $252,278, respectively. The amount allocated to the warrants of $252,278 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $0 and $247,722, respectively. The combined total discount is $500,000, and is being amortized over the year life of the debenture. Of the $500,000 discount, as of June 30, 2003, $383,391 has been amortized to expense, including $131,337 during the six months ended June 30, 2003, due to the passage of time and conversions into common stock. During the six months ended June 30, 2003, principal and penalties of $29,700 and $7,000 were converted into 5,242,857 shares of common stock. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 5.

          On January 14, 2002, the Company issued a two year convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, former president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to shares of the Company's common stock at $0.35 per share, subject to adjustment related to the price of subsequent securities issuances by the Company to third parties. The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of January 14, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On January 14, 2002, the Company recorded a discount of $3,547,917. This discount is being amortized over the life of the convertible note. Of the $3,547,917 discount, as of June 30, 2003, $3,547,917 has been amortized to expense, including $61,859 during the six months ended June 30, 2003, due to the passage of time and conversions into common stock. During the year ended December 31, 2002, principal and accrued interest in the amount of $2,435,154 and $114,846, respectively, were converted into 39,123,377 shares of the Company's common stock. During the six months ended June 30, 2003, principal in the amount of $112,000 was converted into 14,000,000 shares of the Company's common stock.

          On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership, in a private financing transaction. Pricing is subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock. Each note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $21,282 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The face amount of the note payable of $450,000 was proportionately allocated to the note payable and the warrants is the amount of $429,679 and $20,321, respectively. The amount allocated to the warrants of $20,321 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $429,679,

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


          respectively. The combined total discount is $450,000, and will be amortized over the life of the debenture. Of the $450,000 discount, as of June 30, 2003, $256,273 has been amortized to expense, including $135,636 during the six months ended June 30, 2003, due to the passage of time and conversions into common stock. During the six months ended June 30, 2003, principal and accrued interest in the amount of $50,000 and $27,953, respectively, were converted into 5,196,857 shares of the Company's common stock. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 5.

          On May 9, 2003, the Company issued a 12% two-year Convertible Note in the principal amount of $910,120 in exchange for the reduction of the penalties accrued for the reset provision contained in the June 18, 2002 agreement (See Note 5) in the same amount to Alpha Capital Aktiengesellschaft. The note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the value of the note was allocated between the note and the preferential conversion feature, which amounted to $520,069 and $390,051, respectively. The discount of $390,051 will be amortized over the life of the debenture. Of the $390,051 discount, as of June 30, 2003, $27,746 has been amortized to expense due to the passage of time.

          On May 9, 2003, the Company issued and sold three 12% two-year Convertible Notes in the aggregate principal amount of $1,000,000 and common stock purchase warrants exercisable for up to 5,000,000 shares of common stock to Alpha Capital Aktiengesellschaft, SDS Merchant Fund and Bristol Capital, in a private financing transaction. Each note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 35% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 30 trading day periods ending on trading day prior to the date of conversion, or $0.05 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $249,705 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The face amount of the notes payable of $1,000,000 was proportionately allocated to the note payable and the warrants is the amount of $800,188 and $199,812, respectively. The amount allocated to the warrants of $199,812 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $171,804 and $628,384, respectively. The combined total discount is $828,196, and will be amortized over the life of the debenture. Of the $828,196 discount, as of June 30, 2003, $58,914 has been amortized to expense due to the passage of time.


NOTE 5 - OTHER ACCRUED EXPENSES

          Other accrued expenses at June 30, 2003 consisted of the following:
                  Penalty for not registering shares issued in February 2002                 $     290,520
                  Penalty for not registering shares underlying
                     convertible debentures                                                        275,400
                  Value of reset option provision in June 18, 2002 agreement                       953,857
                  Other                                                                            187,029
                                                                                             -------------
                                                                                             $   1,706,806

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


NOTE 6  - ACCRUED WARRANT LIABILITY

         Under the terms the convertible debentures issued on December 28, 2001, June 18, 2002 and May 9, 2003 (see Note 4), and the terms of the private placement in February 2002, the Company issued detachable warrants to purchase shares of common stock that had registration rights. As a result, in accordance with the guidelines of EITF 00-19, the fair value of the warrants was initially recorded as accrued warrant liability. Furthermore, the classification of the warrants as a liability require variable accounting, with remeasurement of the fair value of the warrants at each balance sheet, with any adjustments reflected in earnings.

         These outstanding warrants were remeasured at June 30, 2003 using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk-free interest rate of 4.00%, a dividend yield of 0% and volatility of ranging from 212% to 242%. The allocated liability related to the warrants was $618,679 at June 30, 2003 and the Company has recorded $346,820 as other expense for the six months ended June 30, 2003 related to the change in the fair value of the warrants.


NOTE 7 - STOCKHOLDERS' DEFICIT

         On June 25, 2002, the Company amended its certificate of incorporation to increase the total number of shares authorized to 420,000,000; 400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001.

         During the six months ended June 30, 2003, the Company settled with its employees for unpaid compensation by issuing 532,757 shares of common stock in lieu of cash in the amount of $29,598. In addition the company issued 4,867,522 shares of common stock in lieu of cash in the amount of $135,467 for consulting services. The number of shares issued equaled the amount of unpaid compensation and consulting services divided by the market value of the Company's stock on the settlement date.

         In February 2002, the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and a warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share, subject to such customary adjustment for stock splits, combination or reclassification of the Company's capital stock and the like. The total selling price of these units was $1,800,000 of which $970,019 was allocated to the common stock and the remaining $829,981 was allocated to the detachable warrants. The allocation between the common stock and the warrants was based on the fair value of the Company's stock at the closing date ($0.71) and the estimated fair value of the warrants ($0.6075). The estimated value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The amount allocated to the warrants of $829,981 was recorded as accrued warrant liability as these warrants contain registration rights. On June 18, 2002, the financing agreements entered into in February 2002 were amended in connection with the June 18, 2002 convertible debenture, whereby the Company issued an additional 2,062,500 to the investor in connection with a reset option feature in the February 2002 agreement. The Company has recorded as financing costs, $288,750 in connection with the issuance of these additional shares. The June 18, 2002 agreement also contained a reset option provision and the Company

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


         has recorded a liability of $953,857 at June 30, 2003 related to the additional shares that could be issued in accordance with this provision (See Note 5). The Company did not register the shares that were issued in the February 2002 private placement offering per the terms of the private placement agreement and has accrued a penalty for this non-registration event. See Note 5.

NOTE 8 - RESTATEMENT OF 2002 FINANCIAL STATEMENTS

         The Company has restated its financial statements for the six months ended June 30, 2002 to account for the transaction with Optivision as a recapitalization of Optivision, rather than a purchase in accordance with APB No. 16 as had previously been reported, and to properly account for the warrants issued in connection with the convertible debentures and private placement offering in February 2002.

         The effects of the restatement are as follows:

                                                                                    as previously
                                                                                       filed          as restated
                                                                                  ---------------  ----------------
                      Accumulated deficit at January 1, 2002(1)                   $  (21,797,659)  $   (19,666,955)
                      Net loss six months ended June 30, 2002 (2)                 $   (3,195,524)  $    (4,493,256)



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


NOTE 9 - SUBSEQUENT EVENTS

         On July 1, 2003, the Company by Written Consent to Action with out a Meeting of the Board of Directors approved certain consulting agreements for 10 million shares and authorized the filing of an S-8 for the underlying shares. On July 11, 2003, the Company filed a Form S-8 that registered the 10,000,000 shares underlying the exercise of certain warrants issued in connection with four consulting agreements. As of July 22, 2003 the Company had issued a total of 6,500,000 warrants with an exercise price of $0.05 to certain consultants and expects to issue the remaining 3,500,000 in the next few weeks. In the quarter ended September 30, 2003, the Company will take a charge to earnings for $451,706 for the fair value of these options. The estimated value of the options was determined using the Black-Scholes option pricing model and the following assumptions: term of 0.083 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%.


         On July 2, 2003, the Company filed with the Securities and Exchange Commission a 14C preliminary statement to increase the authorized common shares from 400,000,000 to 800,000,000 as approved by Written Consent to Action with out a meeting of the Majority stockholders of the Company on June 17, 2003. After we have fully answered any comments from the Securities and Exchange Commission we file and mail a definitive information statement and then file a certificate of amendment to the certificate of incorporation with the state of Delaware at which time the increase in authorized shares will become effective.

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

        On May 9, 2003, the Company entered into a Securities Purchase Agreement whereby it issued convertible debentures in exchange for funding of $1,000,000. On May 12, 2003, in anticipation of the additional funding, the Company rehired ten employees and commenced rebuilding the Company's operations.

         On July 1, 2003, the Board of Directors, by written consent, approved certain consulting agreements for the issuance of an aggregate of warrants to purchase 10,000,000 shares and authorized the filing of a Form S-8 Registration Statement registering the shares underlying the warrants.

         On July 2, 2003, the Company filed with the Securities and Exchange Commission a 14C preliminary information statement to increase the authorized common shares from 400,000,000 to 800,000,000, as approved by the written consent of a majority of the stockholders of the Company on June 17, 2003.

         On July 11, 2003, the Company filed a Form S-8 that registered 10,000,000 shares underlying the exercise of certain warrants issued in connection with consulting agreements approved on July 1, 2003.

On July 14, 2003, the Company issued warrants to certain consultants to purchase 6,500,000 shares of common stock that were registered pursuant to the Form S-8 filed on July 11, 2003. The warrants have an exercise price of $0.05.

Results of Operations -

Summary of Operations:         (Expense number are from the Financial Statements attached hereto)
----------------------         ------------------------------------------------------------------

                                                 Three months ending June 30, 2003
                                                 ---------------------------------
                                     2003             2002           Inc/ (dec)          %
Revenue                            $269,103         $459,209         (190,106)         -41.4%
Cost of Goods Sold                  175,677          473,527         (297,850)         -62.9%
Research and development            164,014          304,470         (140,456)         -46.1%
Sales and marketing                 136,948          529,739         (392,791)         -74.1%
General and administrative          569,913          647,770          (77,857)         -12.0%
Interest expense                    151,873           81,195           70,678           87.0%


                                                  Six months ending June 30, 2003
                                                  -------------------------------

Revenue                              701,488           705,280            (3,792)          -0.5%
Cost of Goods Sold                   503,877           761,023          (257,146)         -33.8%
Research and development             486,116           479,829             6,287            1.3%
Sales and marketing                  439,485           970,311          (530,826)         -54.7%
General and administrative           979,269         1,384,955          (405,686)         -29.3%
Interest expense                     205,202           189,561            15,641            8.3%

         We have included the above tables to more effectively show the period to period changes and percentages associated with the change.

Revenue:

         Revenues generated during the three months ended June 30, 2003, aggregated $269,103, as compared to $459,209 for the three months ended June 30, 2002. This decrease of $190,106 in revenues is a result of the cessation of operations that began in the fourth quarter of 2002 due to lack of funds to support operations. Furthermore, in the second quarter of 2002 revenue was beginning to grow as a result of substantial funding that occurred in the first quarter of 2002. The increase in revenue during the second quarter of 2002 was from the result of domestic and international government and defense subcontractors increased interest in video surveillance for the six month period ending June 30 revenue decreased $3,792 from $705,280 in 2002 to $701,488 in 2003. This decrease in revenue was a result of the factors explained above.

            Our prior three quarters' revenues were $432,385, $645,197 and $889,658, for the three-month periods ended March 31, 2003, December 31 and September 30, 2002, respectively. Revenues in the second quarter of 2003 continued to decline when compared to the revenues for the quarters ending March 31, 2003 and December 31, 2002 This is a result of the lack of funds to support operations from December 2002 through May of 2003. In May 2003, the Company entered into a Securities Purchase Agreement whereby it issued secured convertible debentures in exchange for $1,000,000.

Cost of goods sold

            Cost of goods sold decreased $297,850 to $175,677 for the three months ended June 30, 2003 from $473,527 for the three months ended June 30, 2002, which is a 63% decrease. Revenue decreased 41% for the same period. This substantial decrease in costs resulted from employee reductions and other cost efficiencies in 2003 compared to 2002.

            Cost of goods sold for the six months June 30, 2003 decreased $257,146 from $761,023 in 2002 to $503,877 in 2003 due to employee reductions and other cost efficiencies, as well as in 2002 material cost included a $119,000 write off of obsolete materials.

Research and development

            Research and development dropped by $140,456 to $164,014 for the three months ended June 30, 2003 from $304,470 for the three months ended June 30, 2002 as a result of reduced employee and other expenses in 2003. For the six months ended June 30, 2003 Research and development expenses increased $6,287 to $486,116 from $479,829

Sales and marketing

            Costs associated with sales and marketing during the three months ended June 30, 2003, aggregated $136,948, as compared to $529,739 for the three months ended June 30, 2002. This decrease of $392,791 in sales and marketing expenses from the same period in the prior year is primarily the result of the Company not attending trade shows and a virtual curtailment of sales efforts in the first and second quarters of 2003 due to the lack of funds. The comparison for the six months reflect the same with a total decrease of $530,826 down from $970,311 in 2002 to $439,485 in 2003.

General and administrative

         Costs associated with general and administrative expenses during the three months ended June 30, 2003, decreased $477,857 to $77,857, as compared to $647,770 for the three months ended June 30, 2002 primarily due to $277,751 non-cash consulting contracts for services covering strategic planning, mergers and acquisition activity and corporate financing and legal expenses in 2002. This decrease was offset by $400,000 in termination compensation expense associated with executive resignations in the second quarter of 2003. The comparison for the six months reflects the same with a total decrease of $405,686 down from $1,384,955 in 2002 to $979,269 in 2003.

Other income (Expense)

         Interest expense increased by $70,678 from $81,195 for the three months ended June 30, 2002 to $151,873 for the three months ended June 30, 2003 due to the increase in outstanding interest bearing debt from year to year. Amortization on discount of convertible note payable decreased due to the discount on the largest convertible debenture being fully amortized at the end of 2002. Financing costs are penalties for not filing and obtaining effectiveness of a registration statement registering the shares of common stock underlying the February 2002 private placement and the two June 2002 convertible debentures.

Liquidity and Capital Resources

         At June 30, 2003, we had cash and cash equivalents of $192,468 compared to $31,312 at March 31, 2003. During 2002 our negative working capital position increased by nearly $1,204,700. This increase was due to the lack of funds to pay expenses and compensation and the resulting increase in payables and drop in inventory. In addition decreases in accounts receivable occurred due to lower revenue than prior quarters. In the three months ending March 31, 2003 our negative working capital increased by $933,000 and for the six months ended June 30 2003 the negative working capital increase totaled $1,440,632. The reasons for the decreases in 2002 have carried on through the first half of 2003. In addition the accrued warrant liability associated with the investment of $1,000,000 in May 2003 of $405,000 accounted for a significant portion of the increase.

         We had continuing losses from operations in the second quarter 2003 of $(777,449) in addition to our first quarter loss of ($929,810) and $(4,985,278) for year ended December 31, 2002. We are currently unable to project when the business may no longer generate a loss since we do not know what the cost and time requirements will be to recover and build our revenue to the momentum achieved in the third quarter of 2002. Throughout the fourth quarter of 2002 and first and second quarters of 2003, we have taken actions to increase cash flows through cost-cutting measures and actively pursuing additional sources of funding.

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

         We will need additional investment in order to continue operations. At this time the company has received an additional $325,000 and identified an additional$300,000 that may be received over the next 60 days. Additional investment is being sought and is needed to continue operations.

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

ITEM 3. CONTROLS AND PROCEDURES

         As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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


Item 3. Defaults Upon Senior Securities

         Amnis is in default on its three convertible notes issued in June 2002 and in default of the terms of the purchase agreement associated with the equity investments in February 2002. The nature of the default arises from Amnis's failure to file a registration statement that became effective within a specified time period as specified in the agreements.

Convertible Notes payable     $1,910,120   penalty and accrued interest $434,160
Investment in Common shares   $1,800,000   penalty                      $290,520

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         31.1 Certification by Scott MacCaughern, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by Lawrence A. Bartlett, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


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

Date: August 14, 2003                  AMNIS SYSTEMS INC.

                                       By: /S/ SCOTT MAC CAUGHERN
                                           -----------------------------------
                                           Scott Mac Caughern
                                           President, Chief Executive Officer
                                           and Chairman of the Board

                                       By: /S/ LAWRENCE L. BARTLETT
                                           -----------------------------------
                                           Lawrence L. Bartlett
                                           Vice President, Secretary and Chief
                                           Financial Officer