Form 10QSB
period 2003-09-30
AMNIS SYSTEMS INC
filed 2003-11-14
CIK 1069389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2003

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
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


                3450 Hillview Avenue, Palo Alto, California 94304
          (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code: (650) 855-0200

                                 Not applicable
         (Former name, former address and former fiscal year, if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of November 13, 2003 is 179,925,156 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): [ ]  Yes  [X]  No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         In our management's opinion, all adjustments necessary for a fair presentation of the statements of the results for the interim period have been included.

                                               Amnis Systems Inc. and Subsidiary

                                          Consolidated Balance Sheet (unaudited)
                                                              September 30, 2003
================================================================================

         Assets

         Current Assets:
              Cash and cash equivalents                                                                  $    319,627
              Accounts receivable, net of allowance for doubtful accounts of $ 28,580                         273,333
              Inventories, net of reserve of $259,750                                                         568,322
              Prepaid expenses and other current assets                                                        83,081
---------------------------------------------------------------------------------------------------------------------

                   Total current assets                                                                     1,244,363
---------------------------------------------------------------------------------------------------------------------

         Property and Equipment
              Machinery and equipment                                                                       1,644,650
              Demonstration equipment                                                                         458,810
              Furniture and fixtures                                                                          479,736
              Leasehold improvements                                                                          351,111
---------------------------------------------------------------------------------------------------------------------

                                                                                                            2,934,307
              Less:  Accumulated depreciation and amortization                                             (2,844,991)
---------------------------------------------------------------------------------------------------------------------

                   Property and equipment, net                                                                 89,316
---------------------------------------------------------------------------------------------------------------------

         Debt issuance costs                                                                                  143,839
         Deposits                                                                                              10,740
---------------------------------------------------------------------------------------------------------------------

                                                                                                         $  1,488,258
---------------------------------------------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

         Current Liabilities:
              Stockholders' notes payable                                                                $    756,188
              Accounts payable                                                                              1,669,901
              Accrued salaries                                                                              1,569,377
              Accrued vacation                                                                                236,007
              Accrued interest payable                                                                        531,628
              Convertible notes payable, current portion (net of discount of $172,030)                      1,619,033
              Deferred revenue                                                                                163,011
              Accrued warrant liability                                                                       212,869
              Other accrued expenses                                                                        1,799,412
---------------------------------------------------------------------------------------------------------------------

                   Total current liabilities                                                                8,557,426

         Long-Term Liabilities:
              Convertible note payable, long-term portion (net of discount of $1,222,108)                     938,012
---------------------------------------------------------------------------------------------------------------------

                   Total liabilities                                                                        9,495,438
---------------------------------------------------------------------------------------------------------------------

         Stockholders' Deficit:
              Preferred stock, $0.0001 par value; 20,000,000 authorized: none issued or outstanding                --
              Common stock, $0.0001 par value:
                Authorized - 800,000,000 shares
                Issued and outstanding - 131,685,220  shares                                                   13,168
              Additional paid-in capital                                                                   25,794,324
              Accumulated deficit                                                                         (33,814,672)
---------------------------------------------------------------------------------------------------------------------

                   Total stockholders' deficit                                                             (8,007,180)
---------------------------------------------------------------------------------------------------------------------

                   Total liabilities and stockholder's deficit                                           $  1,488,258
---------------------------------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                               Amnis Systems Inc. and Subsidiary

                               Consolidated Statements of Operations (unaudited)


                                                                             September 30                    September 30
                                                                       -------------------------    ------------------------------
For three months and nine months ended, respectively                     2003            2002             2003           2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                            (as restated)                    (as restated)
         Sales                                                      $     516,185    $   889,658    $   1,217,673    $   1,594,938

         Cost of Goods Sold                                               366,379        583,779          870,256        1,344,802
----------------------------------------------------------------------------------------------------------------------------------

                Gross profit                                              149,806        305,879          347,417          250,136
----------------------------------------------------------------------------------------------------------------------------------

         Operating Expenses
             Research and development                                     291,759        348,017          777,875          827,846
             Sales and marketing                                          154,832        403,335          594,317        1,373,646
             General and administrative                                   919,918        616,680        1,899,187        2,001,635
----------------------------------------------------------------------------------------------------------------------------------

                   Total operating exenses                              1,366,509      1,368,032        3,271,379        4,203,127
----------------------------------------------------------------------------------------------------------------------------------

                   Loss from operations                                (1,216,703)    (1,062,153)      (2,923,962)      (3,952,991)

         Other Income (Expense)
             Interest expense, net                                       (132,911)       (27,486)        (338,113)        (217,047)
             Amortization of discount on convertible notes payable       (297,764)      (526,154)        (713,256)      (3,332,616)
             Financing costs                                             (200,747)      (169,500)      (1,091,737)        (627,855)
             Gain on extinguishment of accounts payable                        --             --               --        1,042,177
             Change in fair value of detachable warrants                  211,361        327,182         (135,459)       1,094,852
             Other, net                                                      (931)         5,040           (1,316)          47,153
----------------------------------------------------------------------------------------------------------------------------------

                    Total other income (expense)                         (420,992)      (390,918)      (2,279,881)      (1,993,336)
----------------------------------------------------------------------------------------------------------------------------------

         Net loss before taxes                                         (1,637,695)    (1,453,071)      (5,203,843)      (5,946,327)
----------------------------------------------------------------------------------------------------------------------------------

             Income Tax                                                        --             --               --               --
----------------------------------------------------------------------------------------------------------------------------------

         Net loss                                                   $  (1,637,695)   $(1,453,071)   $  (5,203,843)   $  (5,946,327)
----------------------------------------------------------------------------------------------------------------------------------

         Basic and Diluted Loss per Common Share                    $       (0.01)   $     (0.03)   $       (0.05)   $       (0.21)
----------------------------------------------------------------------------------------------------------------------------------

         Weighted average shares outstanding - basic & diluted        123,033,241     48,392,197       97,765,671       28,860,365
----------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                        Amnis Systems Inc. and Subsidiary

           Consolidated Statement of Stockholders' Deficit (unaudited)


                                                                                            Additional                    Total
                                                           Common Stock                      Paid-In     Accumulated   Stockholders'
                                                              Shares            Amount       Capital       Deficit       Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                   66,294,203       $  6,629    $ 22,459,213  $(28,610,829)  $ (6,144,987)

 Issuance of common stock for converstion of notes payable
   and related accrued interest                              47,157,972          4,716         594,057                      598,773

 Issuance of common stock for services                        6,927,288            693         249,555                      250,248

 Issuance of common stock for exercise of options
   and warrants                                              10,773,000          1,077         529,843                      530,920

 Issuance of common stock for compensation                      532,757             53          29,545                       29,598

 Beneficial conversion feature of convertible note payable                                   1,203,668                    1,203,668

 Value of warrants issued for services                                                         451,706                      451,706

 Reclass of value of warrants from liability due to
   underlying shares being registered on Form SB-2                                             276,737                      276,737

 Net loss                                                                                                 (5,203,843)    (5,203,843)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2003                                 131,685,220       $ 13,168    $ 25,794,324  $(33,814,672)  $ (8,007,180)
------------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                               Amnis Systems Inc. and Subsidiary

                               Consolidated Statements of Cash Flows (unaudited)


                                                                                                    September 30
                                                                                             -----------------------------
         For the nine months ended                                                               2003            2002
--------------------------------------------------------------------------------------------------------------------------

         Cash Flows from Operating Activities:
              Net loss                                                                       $(5,203,843)      $(5,946,327)
              Adjustments to reconcile net loss to
                net cash used in operating activities:
                  Common stock and options/warrants issued for services                          701,954           423,233
                  Common stock issued for financing costs                                             --           288,750
                  Warrants issued for financing costs                                                 --           107,005
                  Employee salaries exchanged for stock                                           29,598         1,285,027
                  Depreciation and amortization                                                   42,015            41,581
                  Amortization of discount on convertible notes payable                          713,256         3,332,616
                  Amortization of debt issuance costs                                             28,632                --
                  Loss on disposal of property and equipment                                         945             1,627
                  Change in fair value of warrant liability                                      135,459        (1,094,852)
                  Gain on extinguishment of debt                                                      --        (1,042,177)
              (Increase) decrease in accounts receivable                                          38,770           (38,686)
              (Increase) decrease in inventories                                                  (7,322)          100,492
              (Increase) decrease in prepaid expenses and other assets                           (31,494)           70,798
              Increase (decrease) in accounts payable                                             52,084          (518,866)
              Increase (decrease) in accrued salaries                                            992,484          (451,241)
              Increase (decrease) in accrued vacation                                             23,172           (66,065)
              Increase in accrued interest payable                                               339,868           208,793
              Decrease in deferred rent                                                               --           (99,985)
              Increase in deferred revenue                                                         6,289            39,886
              Increase in other accrued expenses                                               1,146,642           330,069
              Decrease in sublease deposit                                                            --           (72,800)
--------------------------------------------------------------------------------------------------------------------------

                  Net cash used in operating activities                                         (991,491)       (3,101,122)
--------------------------------------------------------------------------------------------------------------------------

         Cash Flows from Investing Activities:
              Purchases of property and equipment                                                (23,503)          (15,677)
--------------------------------------------------------------------------------------------------------------------------

                  Net cash used in investing activities                                          (23,503)          (15,677)
--------------------------------------------------------------------------------------------------------------------------

         Cash Flows from Financing Activities:
              Bank Overdraft                                                                          --            11,393
              Proceeds from financing obligations collateralized by accounts receivable          891,702         1,364,540
              Payments on financing obligations collateralized by accounts receivable         (1,277,971)       (1,388,449)
              Payment of debt issuance costs                                                    (147,500)               --
              Proceeds from issuance of common stock                                                  --         2,170,397
              Proceeds from the exercise of options and warrants                                 530,920                --
              Proceeds from convertible debentures                                             1,250,000           950,000
--------------------------------------------------------------------------------------------------------------------------

                  Net cash provided by financing activities                                    1,247,151         3,107,881
--------------------------------------------------------------------------------------------------------------------------

         Net increase (decrease) in cash and cash equivalents                                    232,157            (8,918)

         Cash and cash equivalents, beginning of period                                           87,470            48,467
--------------------------------------------------------------------------------------------------------------------------

         Cash and cash equivalents, end of period                                            $   319,627       $    39,549
--------------------------------------------------------------------------------------------------------------------------


         Non Cash Investing and Financing Activities:
              Common stock issued for services                                               $   250,248       $   434,922
              Accrued salaries exchanged for common stock                                         29,598         1,266,749
              Debt and accrued interest exchanged for common stock                               327,073           275,890
              Convertible note payable exchanged for common stock                                271,700         2,050,000
              Note payable and interest in exchange for convertible note payable                      --         3,547,920
              Convertible note payable exchanged for convertible note payable                         --         1,612,763
              Stockholder purchase of financing obligation from bank                             531,397                --
              Discount on convertible note payable                                             1,468,247         1,340,636
--------------------------------------------------------------------------------------------------------------------------

         Supplemental Disclosures of Cash Flow Information:
              Cash paid for income taxes                                                     $        --       $        --
              Cash paid for interest                                                         $        --       $   224,175
--------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared by Amnis Systems, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the nine months ended September 30, 2003 of $ 5,203,843 and at September 30, 2003, had an accumulated deficit of $ 33,814,672 and a working capital deficit of $ 7,313,063. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - STOCK OPTIONS

         The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the nine months ended September 30, 2003 and 2002:

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                        2003           2002
                                                    -----------    -----------

         Net loss as reported                       $(5,203,843)   $(5,946,327)
         Expense recognized                                  --             --
         Pro forma expense                             (824,879)      (722,876)
                                                    -----------    -----------

         Pro forma net loss                         $(6,028,722)   $(6,669,203)
                                                    ===========    ===========
         Basic and diluted loss per common share:
             As reported                            $     (0.05)   $     (0.21)
             Pro forma                              $     (0.06)   $     (0.23)


         The fair value for these  options  was  estimated  at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively: risk-free interest rate of 4.0% 3.0% and 3.5%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 242.2% 139.1% and 137.4%; and a weighted average expected life of the option of 2, 3 and 4 years. There were 888,000 options granted during the nine months ended September 30, 2003.

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

NOTE 3 - EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2003, the Company had outstanding warrants and options to purchase shares of common stock of 22,554,935, which were antidilutive.


NOTE 4 - CONVERTIBLE NOTES PAYABLE

          On December 28, 2001, the Company entered into an agreement to issue a debenture, bearing interest at 12% per annum, in the amount of $500,000, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. On January 3, 2002, the Company received $500,000 pursuant to this debenture. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days trading. The debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9% on a

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


          fully diluted basis. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finders fee. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $509,194 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The face amount of the note payable of $500,000 was proportionately allocated to the note payable and the warrants is the amount of $247,722 and $252,278, respectively. The amount allocated to the warrants of $252,278 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $0 and $247,722, respectively. The combined total discount is $500,000, and is being amortized over the year life of the debenture. Of the $500,000 discount, as of September 30, 2003, $442,662 has been amortized to expense, including $190,608 during the nine months ended September 30, 2003, due to the passage of time and conversions into common stock. During the nine months ended September 30, 2003, principal and penalty of $29,700 and $7,000 were converted into 5,242,857 shares of common stock. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 5.

          On January 14, 2002, the Company issued a convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, former president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to shares of the Company's common stock at $0.35 per share, subject to adjustment related to the price of subsequent securities issuances by the Company to third parties. The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of January 14, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On January 14, 2002, the Company recorded a discount of $3,547,917. This discount is being amortized over the life of the convertible note. Of the $3,547,917 discount, as of September 30, 2003, $3,547,917 has been amortized to expense, including $61,859 during the nine months ended September 30, 2003, due to the passage of time and conversions into common stock. During the year ended December 31, 2002, principal and accrued interest in the amount of $2,435,154 and $114,846, respectively, were converted into 39,123,377 shares of the Company's common stock. During the nine months ended September 30, 2003, principal in the amount of $112,000 was converted into 14,000,000 shares of the Company's common stock.

          On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership, in a private financing transaction. Pricing is subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock. Each note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $21,282 was determined using the Black-Scholes option pricing model and the following assumptions: term

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


          of 5 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The face amount of the note payable of $450,000 was proportionately allocated to the note payable and the warrants is the amount of $429,679 and $20,321, respectively. The amount allocated to the warrants of $20,321 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $429,679, respectively. The combined total discount is $450,000, and will be amortized over the life of the debenture. Of the $450,000 discount, as of September 30, 2003, $335,308 has been amortized to expense, including $214,651 during the nine months ended September 30, 2003, due to the passage of time and conversions into common stock. During the nine months ended September 30, 2003, principal and accrued interest in the amount of $130,000 and $40,486, respectively, were converted into 7,253,153 shares of the Company's common stock. The Company did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. See Note 5.

          On May 9, 2003, the Company issued a 12% two-year Convertible Note in the principal amount of $910,120 in exchange for the reduction of the penalties accrued for the reset provision contained in the September 18, 2002 agreement (See Note 5) in the same amount to Alpha Capital Aktiengesellschaft. The note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the value of the note was allocated between the note and the preferential conversion feature, which amounted to $520,069 and $390,051, respectively. The discount of $390,051 will be amortized over the life of the debenture. Of the $390,051 discount, as of September 30, 2003, $76,836 has been amortized to expense due to the passage of time.

          On May 9, 2003, the Company issued and sold three 12% two-year Convertible Notes in the aggregate principal amount of $1,000,000 and common stock purchase warrants exercisable for up to 5,000,000 shares of common stock to Alpha Capital Aktiengesellschaft, SDS Merchant Fund and Bristol Capital, in a private financing transaction. Each note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $249,705 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The face amount of the notes payable of $1,000,000 was proportionately allocated to the note payable and the warrants in the amount of $800,188 and $199,812, respectively. The amount allocated to the warrants of $199,812 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $171,804 and $628,384, respectively. The combined total discount is $828,196, and will be amortized over the life of the debenture. Of the $828,196 discount, as of September 30, 2003, $163,146 has been amortized to expense due to the passage of time.

          On September 12, 2003, the Company issued and sold a 12% two-year Convertible Note in the principal amount of $250,000 and common stock purchase warrants exercisable for up to 1,250,000 shares of common stock to Stonestreet Limited Partnership in a private financing transaction. The note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 35%

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


          discount to the average of the lowest three intraday trading prices of the Company's common stock during the 30 trading day periods ending on trading day prior to the date of conversion, or $0.05 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $87,413 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The face amount of the note payable of $250,000 was proportionately allocated to the note payable and the warrants in the amount of $185,233 and $64,767, respectively. The amount allocated to the warrants of $64,767 was recorded as a discount on the note payable and as accrued warrant liability as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $185,233, respectively. The combined total discount is $250,000, and will be amortized over the life of the debenture. Of the $250,000 discount, as of September 30, 2003, $6,156 has been amortized to expense due to the passage of time.

NOTE 5 - OTHER ACCRUED EXPENSES

         Other  accrued   expenses  at  September  30,  2003  consisted  of  the
         following:

         Penalty for not registering shares issued in February 2002, net
            of $299,121 penalties converted to common stock                $  236,079
         Penalty for not registering shares underlying
            convertible debentures                                            316,567
         Value of reset option provision in June 18, 2002 agreement         1,016,857
         Other                                                                229,909
                                                                           ----------
                                                                           $1,799,412
                                                                           ==========


          On September 3, 2003, the Company filed the registration statement required by the convertible debenture agreements mentioned above and the Securities and Exchange Commission declared this registration statement effective on September 5, 2003. Therefore, the Company stopped accruing penalties on that date.

NOTE 6  - ACCRUED WARRANT LIABILITY

         Under the terms the convertible debentures issued on December 28, 2001, September 18, 2002, May 9, 2003 and September 12, 2003 (see Note 4), and the terms of the private placement in February 2002, the Company issued detachable warrants to purchase shares of common stock that had registration rights. As a result, in accordance with the guidelines of EITF 00-19, the fair value of the warrants was initially recorded as accrued warrant liability. Furthermore, the classification of the warrants as a liability require variable accounting, with remeasurement of the fair value of the warrants at each balance sheet, with any adjustments reflected in earnings.

         On September 3, 2003, the Company filed a registration statement on Form SB-2 that registered shares of the Company's common stock underlying certain of the detachable warrants issued in connection with the convertible notes payable described in Note 4. The Securities and Exchange Commission declared this registration statement effective on September 5, 2003. As a result, the fair value of the warrants that were registered on Form SB-2 that amounted to $276,737 has been reclassified from accrued warrant liability to additional paid-in capital.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


         The remaining outstanding warrants still in liabilities which were not registered on Form SB-2 were remeasured at September 30, 2003 using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk-free interest rate of 4.00%, a dividend yield of 0% and volatility of ranging from 212% to 242%. The allocated liability related to the warrants was $212,869 at September 30, 2003 and the Company has recorded $135,459 as other expense for the nine months ended September 30, 2003 related to the change in the fair value of the warrants.


NOTE 7 - STOCKHOLDERS' DEFICIT

         On  September  25,  2002,  the  Company   amended  its  certificate  of
         incorporation to increase the total number of shares authorized to 420,000,000; 400,000,000 designated as common stock with par value of $0.0001 and 20,000,000 designated as preferred stock with par value of $0.0001.

         On September 29, 2003 the Company amended its Certificate of Incorporation to increase the total number of shares of authorized to 820,000,000 shares; 800,000,000 designated as Common Stocks and 20,000,000 designated as preferred stock.




         In February 2002, the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and a warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share, subject to such customary adjustment for stock splits, combination or reclassification of the Company's capital stock and the like. The total selling price of these units was $1,800,000 of which $970,019 was allocated to the common stock and the remaining $829,981 was allocated to the detachable warrants. The allocation between the common stock and the warrants was based on the fair value of the Company's stock at the closing date ($0.71) and the estimated fair value of the warrants ($0.6075). The estimated value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The amount allocated to the warrants of $829,981 was recorded as accrued warrant liability as these warrants contain registration rights. On June 18, 2002, the financing agreements entered into in February 2002 were amended in connection with the June 18, 2002 convertible debenture, whereby the Company issued an additional 2,062,500 to the investor in connection with a reset option feature in the February 2002 agreement. The Company has recorded as financing costs, $288,750 in connection with the issuance of these additional shares. The June 18, 2002 agreement also contained a reset option provision and the Company has recorded a liability of $1,016,857 at September 30, 2003 related to the additional shares that could be issued in accordance with this provision (See Note 5). The Company did not register the shares that were issued in the February 2002 private placement offering per the terms of the private placement agreement and has accrued a penalty for this non-registration event. See Note 5.

         On July 1, 2003, the Company by Written Consent to Action without a Meeting of the Board of Directors approved certain consulting agreements for 10,000,000 shares and authorized the filing of an S-8 for the underlying shares. On July 11, 2003, the Company filed a Form S-8 that registered the 10,000,000 shares underlying the exercise of certain warrants issued in connection with four consulting agreements. The Company issued a total of 10,000,000 warrants with an exercise price of $0.05 to certain consultants. In the quarter ended September

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


         30, 2003, the Company incurred a charge to earnings of $451,706 for the fair value of these options. The estimated value of the options was determined using the Black-Scholes option pricing model and the following assumptions: term of 0.083 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. During the quarter ended September 30, 2003, all 10,000,000 of the warrants were exercised and the Company received proceeds from the exercise of these warrants of $500,000.

         During the nine months ended September 30, 2003, the Company settled with its employees for unpaid compensation by issuing 532,757 shares of common stock in lieu of cash in the amount of $29,598. The number of shares issued equaled the amount of unpaid compensation divided by the market value of the Company's stock on the settlement date. In addition the Company issued 6,927,288 shares of common stock to consultants in lieu of cash in the amount of $250,248 which represented the fair market value of the common stock. Stock options for 773,000 shares were exercised for $30,920. During nine months ended September 30, 2003 convertible promissory notes and related accrued interest and penalties were converted to 47,157,972 shares of common stock totaling $598,773 which represented the fair market value of the common stock.



NOTE 8 - RESTATEMENT OF 2002 FINANCIAL STATEMENTS

         The Company has restated its financial statements for the nine months ended September 30, 2002 to account for the transaction with Optivision as a recapitalization of Optivision, rather than a purchase in accordance with APB No. 16 as had previously been reported, and to properly account for the warrants issued in connection with the convertible debentures and private placement offering in February 2002.

         The effects of the restatement are as follows:

                                                                     as previously
                                                                          filed          as restated
                                                                     ---------------  ----------------
         Accumulated deficit at January 1, 2002(1)                   $  (21,797,659)  $   (19,666,955)
         Net loss nine months ended September 30, 2002 (2)           $   (6,861,491)  $    (5,946,327)


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


NOTE 9 - SUBSEQUENT EVENTS

         The Company had a loan agreement with a bank to provide accounts receivable financing to the Company. During the nine months ended September 30, 2003, a stockholder of the Company purchased the Company's note from the bank. The balance of the note at the date it was purchased by the stockholder was $531,397. Subsequent to September 30, 2003, the Company converted this note amount into a convertible note payable with terms identical to the convertible notes payable described in Note 4.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         On October 8, 2003, the Company filled with the SEC an S8 registration statement covering the 2003 stock plan for 50 million shares.
         Subsequently shares of common stock totaling 31,547,432 have been issued to cover consulting arrangements and employee back pay. 24,275,734 shares were optioned for employee back pay totaling $1,213,786 and is included in accrued salaries on the balance sheet. The remaining 7,271,698 shares for consulting services valued at the fair market value on the date of issue total $365,000.

         Since September 30, 2003, the Company has issued 16,961,235 shares for $682,187 associated with conversion of the Company's convertible promissory notes.

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

         On April 16, 2001, Amnis Systems Inc. ("Amnis" or the "Company") merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as a recapitalization of Optivision Inc.. In accounting for this transaction Optivision is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Optivision have been presented for the comparative prior period. Control of the net assets and business of Amnis was acquired effective April 16, 2001.

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

         On May 9, 2003, the Company entered into a Securities Purchase Agreement whereby it issued secured convertible debentures in exchange for funding of $1,000,000. On May 12, 2003, in anticipation of the additional funding, the Company rehired ten employees and commenced rebuilding the Company's operations.

Results of Operations -

Summary of Operations:               (Expense number are from the Financial Statements attached hereto)

                                                       Three months ending September 30, 2003
                                             2003                 2002             Inc/ (dec)               %
                                             ----                 ----             ----------            -------
 Revenue                             $     516,185           $ 889,658            (373,473)               -42.0%
 Cost of Goods Sold                        366,379             583,779            (217,400)               -37.2%
 Research and development                  291,759             348,017             (56,258)               -16.2%
 Sales and marketing                       154,832             403,335            (248,503)               -61.6%
 General and administrative                919,918             616,680             303,238                 49.2%
 Interest expense                          132,911              27,486             105,425                383.6%


                                                        Nine months ending September 30, 2003

 Revenue                                 1,217,673          1,594,938             (377,265)               -23.7%
 Cost of Goods Sold                        870,256          1,344,802             (474,546)               -35.3%
 Research and development                  777,875            827,846              (49,971)                -6.0%
 Sales and marketing                       594,317          1,373,646             (779,329)               -56.7%
 General and administrative              1,899,187          2,001,635             (102,448)                -5.1%
 Interest expense                          338,113            217,047              121,066                 55.8%

            We have included the above tables to more effectively show the period-to-period changes and percentages associated with the change.

Revenue:

         Revenues generated during the three months ended September 30, 2003 of $516,185 were nearly double the revenues for the three months ending June 30, 2003 but were 42% down compared to $889,658 for the three months ended September 30, 2002. This decrease of $373,473 in revenues is a result of the cessation of operations that began in the fourth quarter of 2002 due to lack of funds to support operations. Furthermore, in the second and third quarters of 2002 revenue was beginning to grow as a result of substantial funding that occurred in the first quarter of 2002. This increase in revenue during the second and third quarters of 2002 was the result of domestic and international government and defense subcontractors increased interest in video surveillance. For the nine month period ending September 30, 2003 revenue decreased 24% or $377,265 from $1,594,938 in 2002 to $1,217,673 in 2003. This decrease in revenue was a result of the factors explained above.

             For the three-month periods ended June 30, 2003, March 31, 2003 and December 31, 2002 revenues were $269,103, $432,385 and $645,197, respectively. Revenues increased in the third quarter 2003 to $516,185 a result of the restart of the Company's operations with the investment of $1,000,000 in May 2003. The decline from the fourth quarter 2002 through the second quarter of 2003 is a result of the lack of funds to support operations from December 2002 through May of 2003. In May 2003, the Company entered into a Securities Purchase Agreement whereby it issued secured convertible debentures in exchange for $1,000,000.

Cost of goods sold:

            Cost of goods sold decreased 37% or $217,400 to $366,379 for the three months ended September 30, 2003 from $583,779 for the three months ended September 30, 2002. Revenue decreased 43% for the same period. The increase in costs as a percentage of revenue is the result of an increase in the sale of low margin product compared to the prior period.

            Cost of goods sold for the nine months ended September 30, 2003 decreased 35% or $474,546 from $1,344,802 for the nine months ended September 30, 2002 to $870,256 for the nine months ended September 30, 2003 compared to a 23% decrease in revenue. This decrease is due to employee reductions and other cost efficiencies in 2003 and write off of obsolete materials in 2002 of $119,000.

Research and development:

            Research and development dropped by 16% or $56,258 to $291,759 for the three months ended September 30, 2003 from $348,017 for the three months ended September 30, 2002 as a result of reduced employee and other expenses in 2003. For the nine months ended September 30, 2003, research and development expenses were down 6% or $49,971 to $777,875 from $827,846.

Sales and marketing:

            Sales and marketing expenses were down 62% or $248,503 to $154,832 the three months ended September 30, 2003 from $403,335 for the three months ended September 30, 2002 as a result of the Company not attending trade shows and a virtual curtailment of sales efforts in the first and second quarters of 2003 due to the lack of funds. Efforts to resurrect the sales and marketing effort have resulted in an increase in expenses in the third quarter over the second quarter of 13%. For the nine months ended September 30, 2003, sales and marketing expenses were down 57% or $779,329 to $594,317 from $1,373,646 for the reasons mentioned above.

General and administrative:

            General and administrative (G&A) expenses increased 49% or $303,238 for the three months ended September 30, 2003 to $919,918 from $616,680 for the three months ended September 30, 2002 primarily due to $566,487 of non-cash consulting contracts for services covering strategic planning, mergers and acquisition activity and corporate financing and legal expenses compared to $85,000 non-cash expenses in 2002. Cash G&A expenses for the 3rd quarter are 63% lower than the 3rd quarter 2002. For the nine months ended September 30, 2003, cash expenses are down 35% over 2002 while total G&A expenses are down 5% or $102,448 to $1,899,187 for the nine months ended September 30, 2003 from $2,001,635 for the nine months ended September 30, 2002. The significant increase in non-cash expenses in 2003, $701,954 verse $423,233 in 2002 and the accrual of severance liability in the second quarter of $400,000 has brought 2003 G&A expenses almost even with 2002.

Other income (Expense):

            Interest expense increased by $121,066 to $338,113 for the nine months ended September 30, 2003 from $217,047 for the nine months ended September 30, 2002 due to the increase in outstanding interest bearing debt incurred in the second quarter of this year. Amortization on discount of convertible note payable decreased due to the discount on the largest convertible debenture being fully amortized at the end of 2002. Financing costs are penalties for not filing and obtaining effectiveness of a registration statement registering the shares of common stock underlying the February 2002 private placement and the two June 2002 convertible debentures. Incurrence of penalties ceased on September 5, 2003 when the registration statement became effective.

Liquidity and Capital Resources

         At September 30, 2003, we had cash and cash equivalents of $319,627 compared to $192,468 at June 30, 2003. In the nine months ended September 30, 2003, working capital has decreased $1,169,100 from December 31, 2002 due primarily to increases in accrued wages, termination costs and accrued interest offset by an increase in cash. The portion of the increase attributable to the third quarter 2003 was $85,600, which was due primarily to increases in current convertible notes payable. During 2002, our working capital position decreased by nearly $1,204,700. This decrease was due to the lack of funds to pay expenses and compensation and the resulting increase in payables and drop in inventory. In addition decreases in accounts receivable occurred due to lower revenue than prior quarters.

         We had continuing "Losses from operations" in the third quarter of 2003 of $(1,216,703), which was $(650,516) before non-cash charges resulting from stock issued for consulting services. This is in addition to second quarter 2003 "Losses from operations" of $(777,449) and a first quarter loss of ($929,810). For year ended December 31, 2002 "Losses from operations" was $(4,985,278). We are currently unable to project when the business may no longer generate a loss since we do not know what the cost and time requirements will be to recover and build our revenue to the momentum achieved in the third quarter of 2002. Throughout the fourth quarter of 2002 and nine months of 2003, we have taken actions to increase cash flows through cost-cutting measures, increasing revenue and actively pursuing additional sources of funding.

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

         In September 2003, we entered into a financing agreement with an accredited investor, pursuant to which we issued and sold 12% two-year secured convertible debentures in the principal amount of $250,000 and 1,250,000 warrants to purchase shares of our common stock, subject to antidilution adjustment. The debenture is convertible at the holder's option at any time into shares of our common stock at the lesser of (i) $0.05 or (ii) 65% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. This prospectus relates to the resale of the common stock underlying this convertible debenture and warrants.

         The full principal amounts of the convertible debentures are due upon maturity or upon default under the terms of convertible debentures. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.05 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert their convertible debentures or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock.

         In October 2003, we entered into an agreement with two creditors whereby we agreed to pay the creditors, in connection with a senior security interest in the amount of $531,397.29, in shares of common stock at a price per share equal to the lessor of $.05 or sixty-five percent (65%) of the average of the lowest three intraday trading prices during the thirty trading days preceding payment.


           We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.

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

ITEM 3.    CONTROLS AND PROCEDURES


         As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

Item 2.  Changes in Securities

         On August 26, 2003, we entered into a consulting agreement where, in consideration for services provided, we issued 2,000,000 shares of common stock of the Company.

         On September 12, 2003, we entered into a securities purchase agreement with one investors for the sale of (i) $250,000 in convertible debentures and
(ii) a warrants to buy 1,250,000 shares of our common stock. The debenture bears interest at 12%, matures two-years from the date of issuance, and is convertible into our common stock, at the investors' option, at the lower of:

         o        $0.05; or

         o 65% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before but not including the conversion date.

         The full principal amount of the convertible debenture is due upon maturity or upon default under the terms of convertible debenture. In addition, we have granted the investor a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.05 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert their convertible debentures or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock.

         In October 2003, we entered into an agreement with two creditors whereby we agreed to pay the creditors, in connection with a senior security interest in the amount of $531,397.29, in shares of common stock at a price per share equal to the lessor of $.05 or sixty-five percent (65%) of the average of the lowest three intraday trading prices during the thirty trading days preceding payment.

         On October 10, 2003, we issued 4,537,500 shares of common stock to one investor in accordance with a reset provision in connection with the investors subscription agreement dated February 2002.

 * All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.  Defaults Upon Senior Securities

Amnis is in default on its three convertible notes issued in June 2002 and in default of the terms of the purchase agreement associated with the equity investments in February 2002. The nature of the default arises from Amnis's failure to have a registration statement declared effective within a specified time period as set forth in the agreements.

Convertible Notes payable           $1,860,120       penalty    $316,567
Investment in Common shares         $1,800,000       penalty    $535,200

Effective September 5, 2003, the required registration statement was declared effective and stopped the incurrence of additional penalties.


Item 4.  Submission of Matters to a Vote of Security Holders

On July 1, 2003, a majority of stockholders voted by written consent in lieu of a special meeting of stockholders to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 400,000,000 shares to 800,000,000 shares and authorize the creation of 20,000,000 shares of blank check preferred stock. The Company's amended Certificate of Incorporation increasing the authorized shares of common stock was filed with the Delaware Secretary of State in September 2003.

Item 5.  Other Information

None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         31.1 Certification of the Chief Executive Officer of Amnis Systems Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Chief Financial Officer of Amnis Systems Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 13, 2003                 AMNIS SYSTEMS INC.

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