Form 10KSB
period 2003-12-31
AMNIS SYSTEMS INC
filed 2004-03-30
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________


Commission File Number:  000-29645

                               AMNIS SYSTEMS INC.
                           (Formerly Graffiti-X, Inc.)
                 (name of small business issuer in its charter)


                Delaware                                94-3402831
                --------                                ----------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


    235 Pear Ave. Ste 109, Mountain View California       94043
    -----------------------------------------------       -----
      (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: (650) 961-7000
                                                -------------

             Securities registered under Section 12(b) of the Act:
                               Title of each class
                                      None

                   Name of each exchange on which registered
                                      None

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

Issuer's revenues for its most recent fiscal year:  $1,514,548

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 22, 2004 was. $3,325,369.

The number of shares outstanding of each of the issuer's classes of common equity as of March 24, 2004 was 353,762,621 shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  [ ]  Yes   [X]  No

                                TABLE OF CONTENTS
                                                                                                           Page

                                     PART I
ITEM 1.       DESCRIPTION OF BUSINESS....................................................................... 3
ITEM 2.       DESCRIPTION OF PROPERTY.......................................................................14
ITEM 3.       LEGAL PROCEEDINGS.............................................................................14
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................14

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................15
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................16
ITEM 7.       FINANCIAL STATEMENTS..........................................................................21
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........21

ITEM 8A  CONTROLS AND PROCEDURES............................................................................22

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. 22
ITEM 10.      EXECUTIVE COMPENSATION........................................................................24
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................32
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................34
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K..............................................................34

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................38


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                  OUR BUSINESS

Overview

      We are a Delaware corporation formed in July 1998. We made hardware and software products for the creation, management and transmission of high-quality digital video over computer networks until our decision in January 2004 to discontinue our digital video operations.

      On April 16, 2001, Amnis Systems Inc. ("Amnis" or the "Company") merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as a recapitalization of Optivision Inc. In accounting for this transaction Optivision is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Optivision have been presented for the comparative prior period. Control of the net assets and business of Amnis was acquired effective April 16, 2001.

      Amnis, until recently a provider of networked streaming video systems, has entered into a letter of intent to acquire Corridor Communications, a wireless fidelity internet service provider, Quik Internet, an Internet Service Provider, and AshCreek Wireless, all located in Salem, Oregon. The terms of the agreement are subject to Corridor, Quik and Ashcreek and the Company entering into a definitive agreement. At this time we cannot provide any guarantee that we will be able to complete the transaction, as the transaction is subject to extensive due diligence and the negotiation and finalizing of a definitive agreement.


Potential Business Combination

      We currently have no business activities. We will attempt to locate and negotiate with a business entity for the merger of that target business into us. In certain instances, a target business may wish to become a subsidiary of ours or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

      We believe that there are perceived benefits to being a reporting company with a class of publicly-traded securities, even though we have no active business activities. These are commonly thought to include the ability to use registered securities to make acquisition of assets or businesses; increased visibility in the financial community; the facilitation of borrowing from financial institutions; improved trading efficiency; shareholder liquidity; greater ease in subsequently raising capital; compensation of key employees through options stock; enhanced corporate image; and a presence in the United States capital market.

      A business entity, if any, which may be interested in a business combination with us may include a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; a foreign company which may wish an initial entry into the United States securities market; a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or a company seeking one or more of the other perceived benefits of becoming a public company.

      We will be actively engaged in seeking a qualified company as a candidate for a business combination. We may then enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

      We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

      Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

      A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholders will no longer be in control of the company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

      With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. Any merger or acquisition we effect can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

      We cannot assure you that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

      We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe (but have not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

      The Company has recently entered into a letter of intent with Corridor Communications, a wireless fidelity internet service provider located in Salem, Oregon. The terms of the agreement are subject to Corridor and the Company entering into a definitive agreement. At this time we cannot provide any guarantee that we will be able to complete the transaction as the transaction is subject to extensive due diligence and the negotiation and finalizing of a definitive agreement.

EMPLOYEES

      As of December 31, 2003, we employed a total of 17 full time employees, which included five in engineering, four in sales and marketing, four in manufacturing and four in administration and finance. As of February 24, 2004 the company has reduced it employees to two, one in accounting and the Chairman.


ITEM 2.         DESCRIPTION OF PROPERTY

      Our principal administrative, marketing, manufacturing and product development facility was located in Palo Alto, California. This facility encompassed approximately 10,000 square feet pursuant to a lease that commenced on November 1, 1995 and terminated on December 15, 2002. Since December 15 2002, we have occupied approximately 10,000 square feet for $10,000 per month on a month-to-month basis with an agreement to vacate the facility with in 30 days should the landlord identify another tenant. On January 31, 2004, at the request of the landlord we vacated this premise and relocated to a 4000 square foot facility located in Mountain View California under a six month prepaid lease. In addition, the Company relocated its executive offices to Southern California and we have leased a 4,000 square foot facility in Irvine California on a month to month lease for approximately $4,000 per month.

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


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

      Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "AMNM." The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each quarterly period since our common stock first began trading in the over-the-counter market in July 2000. From time to time, during the periods indicated, trading activity in our common stock was infrequent. As of March 12, 2004, the closing price of our common stock was $0.012 per share. As of March 12, 2004, there were approximately 193 record holders of our common stock. We believe we have approximately 7,000 beneficial stockholders.

CALENDAR YEAR 2000                              HIGH BID         LOW BID

Third Quarter 2000 (commencing July 19)        $10.00            $0.355
Fourth Quarter 2000                             $6.00            $3.00

CALENDAR YEAR 2001                              HIGH BID         LOW BID

First Quarter 2001                              $3.82             $1.75
Second Quarter 2001                             $2.95             $0.89
Third Quarter 2001                              $1.69             $0.41
Fourth Quarter 2001                             $0.92             $0.33

CALENDAR YEAR 2002                              HIGH BID         LOW BID

First Quarter 2002                              $1.72             $0.52
Second Quarter 2002                             $0.63             $0.10
Third Quarter 2002                              $0.17             $0.115
Fourth Quarter 2002                             $0.06             $0.03

CALENDAR YEAR 2003

First Quarter 2003                              $0.06             $0.01
Second Quarter 2003                             $0.11             $0.01
Third Quarter 2003                              $0.15             $0.06
Fourth Quarter 2003                             $0.06             $0.03

      As of March 22, 2004, there were approximately 353,762,621 shares of common stock issued and outstanding.

OUR DIVIDEND POLICY

      We anticipate that for the foreseeable future, earnings will be retained for the development of our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of our board of directors and will depend on our general business condition.

RECENT SALES OF UNREGISTERED SECURITIES

      In October 2003, we entered into an agreement with two creditors whereby we agreed to pay the creditors, in connection with a senior security interest in the amount of $531,397, in shares of common stock. The note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 35% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 30 trading day periods ending on trading day prior to the date of conversion, or $0.05 per share.

In November 2003, we entered into a financing agreement with, SDS Capital Group SPC, Ltd. (f/k/a SDS Merchant Fund, LP), Alpha Capital Aktiengesellschaft, Bristol Investment Fund, Ltd. and Stonestreet Limited Partnership, pursuant to which we issued and sold 12% two-year secured convertible debentures in the principal amount of $1,100,000 and 5,500,000 warrants to purchase shares of our common stock, subject to antidilution adjustment. The debentures are convertible at the holder's option at any time into shares of our common stock at the lesser of (i) $0.03 or (ii) 65% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before but not including the conversion date.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2003, we had the following securities authorized for issuance under the equity compensation plans:

                                                                                                          Number of securities
                                                                                                          remaining available
                                                           Number of Securities   Weighted-average        for future issuance
                                                             to be issued upon     exercise price             under equity
                                                               exercise of         of outstanding         compensation plans
                                                           outstanding options,   options, warrants      (excluding securities
                                                           warrants and rights       and rights          reflected in column (a)

Plan Category
Equity compensation plans approved by security holders         35,680,435              $0..036                8,485,537
Equity compensation plans not approved by security holders             --                   --                       --
Total                                                          35,680,435               $0.036                8,485,537


ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The  following   discussion   should  be  read  in  conjunction  with  the
consolidated financial statements and notes hereto.

      In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

GENERAL

      We are a Delaware corporation formed in July 1998. Until our discontinuance of video operation in January 2004 we made hardware and software products for the creation, management and transmission of high-quality digital video over computer networks. We currently have no business activities. We will attempt to locate and negotiate with a business entity for the merger of that target business into us. In certain instances, a target business may wish to become a subsidiary of ours or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business. In January we entered into negotiation to acquire Corridor Communications, a wireless fidelity internet service provider, Quik Internet an Internet Service Provider and AshCreek Wireless, all located in Salem, Oregon. The terms of the agreement are subject to Corridor, Quick and Ashcreek and the Company entering into a definitive agreement. At this time we cannot provide any guarantee that we will be able to complete the transaction, as the transaction is subject to extensive due diligence and the negotiation and finalizing of a definitive agreement.

      Amnis was formed on July 29, 1998. On April 16, 2001, Amnis merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as a recapitalization of Optivision Inc accounted for as a reverse merger. In accounting for this transaction Optivision is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Optivision have been presented for the comparative prior period. Control of the net assets and business of Amnis was acquired effective April 16, 2001

The Company has service contracts with a total outstanding liability of approximately $180K as of February 2004. The Company expects that a buyer of the intellectual property, should we be able to consummate a sale, will assume this liability given that these customers are vital to the continuation of this business. In the mean time, the Company is not providing technical support or other types of services under the service contracts

CRITICAL ACCOUNTING POLICIES

There are no other critical accounting policies other than those noted in Note 1 in the financial Statements attached hereto.

RECENT DEVELOPMENTS

On January 26, 2004, Steven Peltier resigned as President and CEO.

On January 28, 2004, the Company announced a complete corporate restructuring and the cessation of its video networking operations. Accordingly, assets related to the video operations have been revalued resulting in a charge to income of $892,524 as a loss on discontinued operations.

On January 29, 2004, the Company announced that it had reached a settlement with Alta California Associates to a reduction of the Company's lease liability of $732,000 to $125,000. The agreement allows the Company up to three years to repay the balance of $125,000. If the balance of $125,000 is not repaid within the three year period, the original reduction will be eliminated in full. This balance will remain on the Company's books until the $125,000 is repaid in full.

On February 1, 2004, the Company entered into a month-to-month lease arrangement for four thousand feet of office space in Irvine, California at a cost of $4,000.00 per month

On February 4, 2004, the Company announced that it has entered into a letter of intent to acquire Corridor Communications Corporation a provider of Wireless Fidelity Internet Services, Quik Internet an Internet Service Provider and AshCreek Wireless, all located in Salem Oregon.


RESULTS OF OPERATIONS - FISCAL YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

SUMMARY OF OPERATIONS:

                     (Expense number are from the Financial Statements attached)

                                         TWELVE MONTHS ENDING DECEMBER 31
                                    2003         2002       INC/(DEC)      %
 Revenue                       $  1,514,548   $2,240,135   (725,587)    -32.4%
 Cost of Goods Sold               1,084,067    1,754,943   (670,876)    -38.2%
 Research and development         1,091,393    1,237,607   (146,214)    -11.8%
 Sales and marketing                798,225    1,762,757   (964,532)    -54.7%
 General and administrative       3,116,345    2,470,107    646,238      26.2%
 Interest expense                   492,594      485,999      6,595       1.4%

We have included the above tables to more effectively show the period-to-period changes and percentages associated with the change.

Revenue:

      Revenues generated during the twelve months ended December 31, 2003 of $1,514,548 were 32.4% down compared to $2,240,135 for the twelve months ended December 31, 2002. This decrease of $725,587 in revenues is a result of the cessation of operations that began in the fourth quarter of 2002 due to lack of funds to support operations and continued until May of 2003. In May 2003 our investors initiated an additional investment of $1.0 million, which was followed by an additional $1.1 million in November 2003. These funds were not sufficient to mount a marketing effort that could overcome the momentum lost in the nearly six months of business cessation noted above.

Cost of goods sold:

      Cost of goods sold decreased 38.2% or $670,876 to $1,084,067 for the twelve months ended December 31, 2003 from $1,754,943 for the twelve months ended December 31, 2002. Revenue decreased 32.4% for the same period. The increase in costs as a percentage of revenue is the result of an increase in the sale of lower margin product compared to the prior period.

Research and development:

      Research and development dropped by 11.8% or $146,214 to $1,091,693 for the twelve months ended December 31, 2003 from $1,237,607 for the twelve months ended December 31, 2002 as a result of reduced employee and other expenses in 2003. The decrease was not in line with our revenue decrease due to expenditures necessary to develop new products to effectively compete in the market.

Sales and marketing:

      Sales and marketing expenses were down 54.7% or $964,532 to $798,228 for the twelve months ended December 31, 2003 from $1,762,757 for the twelve months ended December 31, 2002 as a result of the Company not attending trade shows and a virtual curtailment of sales efforts in the first and second quarters of 2003 due to the lack of funds. Expenses did increase 13% in the third quarter and 31% in the fourth quarter of 2002.

General and administrative:

      General and administrative (G&A) expenses increased 26.2% or $646,238 for the twelve months ended December 31, 2003 to $3,116,345 from $2,470,107 for the twelve months ended December 31, 2002 primarily due to an increase over 2002 of $713,135 of non-cash consulting contracts paid for in common shares of the Company's common stock. These consulting contracts are for services covering strategic planning, mergers and acquisition activity and corporate financing. Excluding non-cash expenses of $1,247,779 and accrued severance compensation of $632,000, G&A expenses decreased year to year by $698,897 or 36.1%. This is primarily due to lower legal and audit fees of approximately $500,000 and reduced facility overhead of $170,000.

Other income (Expense):

      Interest expense increased by $6,595 to $492,594 for the twelve months ended December 31, 2003 from $485,999 for the twelve months ended December 31, 2002. Amortization on discount of convertible notes payable decreased due to the discount on the largest convertible debenture being fully amortized at the end of 2002. Financing costs are penalties for not filing and obtaining effectiveness of a registration statement registering the shares of the Company's common stock underlying the February 2002 private placement and the two June 2002 convertible debentures. Incurrence of penalties ceased on September 5, 2003 when the registration statement became effective. The value of detachable warrants associated with the convertible debentures is computed at the end of each accounting period using Black Sholes calculations. As of December 31, 2003 there was no further liability associated with the warrants due to the effective registration of such warrants.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, we had cash and cash equivalents of $453,434 compared to $319,627 at September 30, 2003 and $87,470 at December 31, 2002. In the twelve months ended December 31, 2003, negative working capital has improved $488,094 to $5,655,749 at December 31, 2003 from $6,143,843 at December 31, 2002 due to reductions in debt from conversion of the convertible debentures and from reductions in debt from new funding cash. These increases were partially offset by reductions in accounts receivable and inventory due to the discontinuance of the video operations.

      We had continuing "Losses from operations" in the year ended December 31 of 2003 of $4,575,482 before non-cash charges resulting from stock issued for consulting services. "Losses from operations" for the Fourth quarter were $1,651,520, following third quarters $1,216,703 loss, second quarter 2003 loss of $777,449 and a first quarter loss of $929,810. For year ended December 31, 2002 "Losses from operations" was $4,985,278. We are currently unable to project when the business may no longer generate a loss since we do not know what the cost and time requirements to acquire other company operation and technology and build the revenue to breakeven. Throughout the fourth quarter of 2002 and nine months of 2003, we have taken actions to increase cash flows through cost-cutting measures, increasing revenue and actively pursuing additional sources of funding.

      On May 9, 2003, we entered into a securities purchase agreement with three investors for the sale of (i) $1,000,000 in convertible debentures and (ii) a warrants to buy 5,000,000 shares of our common stock. In addition, in exchange for cancellation of a reset option by one investor, the Company issued an investor a convertible debenture in the amount of $910,120.

      In September 2003, we entered into a financing agreement with an accredited investor, pursuant to which we issued and sold 12% two-year secured convertible debentures in the principal amount of $250,000 and 1,250,000 warrants to purchase shares of our common stock, subject to antidilution adjustment

      In October 2003, we entered into an agreement with two creditors whereby we agreed to pay the creditors, in connection with a senior security interest in the amount of $531,397.29, in shares of common stock

      In November 2003, we entered into a financing agreement with accredited investors, pursuant to which we issued and sold 12% two-year secured convertible debentures in the principal amount of $1,100,000 and 5,500,000 warrants to purchase shares of our common stock, subject to antidilution adjustment.

      We believe we will still need additional investments in order to continue operations to cash flow break even.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Acting Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

      There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

         PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the names, age, and position of each of our directors and executive officers.


NAME                    AGE   POSITION
----                    ---   --------
Michael A. Liccardo     57    Director                                              Resigned as CEO
                                                                                    April 28, 2003

Scott Mac Caughern      48    Chairman                                              Effective April 28,
                                                                                    2003

Lawrence L. Bartlett    62    Chief Financial Officer, Vice President, Secretary    Resigned November 13,
                              and Director                                          2003

Richard A. Falcone      46    Vice President of Marketing, Worldwide Sales and      Resigned March 31,
                              Business Development                                  2003

Catherine Palmen        44    Director                                              Resigned April 28,
                                                                                    2003

Steven Peltier          47    President, Chief Executive Officer and Chief          Effective November
                              financial Officer                                     11, 2003, Resigned
                                                                                    January 26, 2004

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

ITEM 10. EXECUTIVE COMPENSATION

      EXECUTIVE COMPENSATION The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 2001, 2002 and 2003 to:

o     Each person who served as our chief executive officer during 2003; and

o Our other executive officers whose total annual salary and bonus in 2003 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                   ANNUAL COMPENSATION            LONG TERM COMPENSATION

                                                              SECURITIES     ALL OTHER
                                        SALARY                UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR   ($)(1)     BONUS ($)  OPTIONS (#S)    ($) (2)

Michael A. Liccardo              2003     4,167              3,800,000            532
President, Chief Executive       2002   149,777      ---     2,500,000          1,476
Officer and Chairman of          2001   164,680      ---     1,100,000          1,278
the Board (2)



Lawrence L. Bartlett             2003   120,451             4,061,305           1,245
Chief Financial Officer,         2002   175,120      ---    2,200,000           1,334
Vice President and               2001   163,414      ---      825,000           1,245
Secretary (3)

Richard A. Falcone               2003    33,613      ---    3,511,305             977
Vice President of                2002   190,733      ---    2,200,000             943
Marketing, Worldwide             2001   184,228      ---      740,000             878
Sales and Business
Development

Steven Peltier                   2003    21,058      ---            0             168
President, Chief Executive
Officer and Director (5)

Scott Mac Caughern               2003   107,437      ---            0             954
Chairman of the Board of
Directors (6)



(1) Amounts shown include cash and non-cash compensation earned and received by the named executive officers. These officers elected to defer all or a significant portion of their salaries in order that our financial resources be directed toward supporting operations. At the end of 2001, Messrs. Bartlett and Falcone had deferred compensation of approximately $40,000 and $39,800, respectively, all of which was paid in February 2002. At the end of 2001, Mr. Liccardo had deferred compensation of approximately $87,000, a portion of which was paid in the form of 13,695 stock options that were granted and immediately exercised by Mr. Liccardo on January 15, 2002 at the price of $1.20 per share, and the remainder of which will not be paid until our board of directors deems it prudent and such payment will not adversely affect our operations. At the end of 2002 Messrs. Bartlett, Falcone and Liccardo had unpaid compensation $65,508, $55,499 and $196,562, respectively. Unpaid compensation at the end of 2003 is $296,555, $314,859 and $459,067 for Messrs. Bartlett, Falcone and Liccardo, respectively. As of March 22, 2004 unpaid compensation of $6,019 $7,353 $0.0 has been paid, respectively.
(2) Represents the premiums paid by us with respect to term life insurance on the lives of each named executive officer pursuant to which the proceeds are paid to the beneficiaries of each policy.
(3) Mr. Liccardo became our president, chief executive officer and chairman of the board of directors in April 2001. On April 28, 2003 Mr. Liccardo resigned as Chairman and CEO.(4) Mr. Bartlett served as our interim president upon the resignation of Mr. John in March 2001 and until Mr. Liccardo was appointed in April 2001. On November 13, 2003 Mr. Bartlett resigned as Vice President, Chief Financial Officer, Secretary and Director.

(5) Mr. Peltier was appointed President, CEO and Director on November 11, 2003. On November 13, 2003 Mr. Peltier was appointed Chief Financial Officer. On January 26, 2004 Mr. Peltier resigned.
(6) Mr. Mac Caughern was appointed Chairman and Interim CEO on April 28, 2003. On November 11, 2003 he relinquished the Interim CEO position with the appointment of Mr. Peltier. On November 13, Mr. Mac Caughern was appointed Secretary.

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth information regarding option granted to each of the named executive officers during the year ended December 31, 2003.

                                                  INDIVIDUAL GRANTS

                                                                   PERCENTAGE OF
                                              NUMBER OF            TOTAL OPTIONS
                                             SECURITIES              GRANTED TO         EXERCISE OR
                                         UNDERLYING OPTIONS         EMPLOYEES IN         BASE PRICE      EXPIRATION
NAME                                           GRANTED            FISCAL YEAR (1)        ($/SH) (2)         DATE
Michael A. Liccardo                                        -

Lawrence L. Bartlett                       1,500,000 (3) (4)            4.4                  .04          4/30/04

Richard A. Falcone                         1,500,000 (3) (4)            4.4                  .04          4/30/04



(1) Based on a total of 33,478,966 shares subject to options granted to employees (not counting options granted to non-employees) under all our stock option plans in the year ended December 31, 2003, including options granted to the named executive officers.
(2) All options were granted at an exercise price equal to the fair market value of our common stock at the date of grant.
(3)   These options were issued under our 2002 Stock Plan.
(4)   These options are all fully vested as of this date.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

      The following table sets forth information regarding the number and value of securities underlying unexercised options held by each of the named executive officers at December 31, 2003.


                                                            NUMBER OF SECURITIES
                             SHARES                        UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                            ACQUIRED                             OPTIONS AT                    IN-THE-MONEY OPTIONS AT
                               ON          VALUE            DECEMBER 31, 2003 (1)               DECEMBER 31, 2003 (2)
NAME                        EXERCISE     REALIZED      EXERCISABLE     UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE

Michael A. Liccardo                                     3,800,000              0             $0.0           $ 0.0
Lawrence L. Bartlett                                    4,211,305              0             $0.0            $0.0
Richard A. Falcone                                      3,511,305              0             $0.0            $0.0
Steven Peltier                0            0                   0               0                0               0
Scott Mac Caughern            0            0                   0               0                0               0


(1) These amounts represent the total number of shares subject to options held by the named executive officers at December 31, 2003. These options were granted on various dates during 2001, 2002 and 2003 and include options issued in exchange for Optivision, Inc. options in connection with our merger with Optivision, Inc. on April 16, 2001.
(2) These amounts represent the difference between the exercise price of options and the closing bid price of our common stock on December 31, 2003, which was $0.03, for all the in-the-money options held by the named executive officers.

DIRECTOR COMPENSATION

      We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS
         None.

1997 STOCK PLAN

General

      Our board of directors adopted the 1997 Stock Plan (formerly the Optivision, Inc. 1997 Stock Plan) in February 2001 effective upon the completion of the merger with Optivision, Inc. in April 2001. Our stockholders approved the 1997 Stock Plan in February 2001. 3,993,482 shares of our common stock are authorized for issuance under the 1997 Stock Plan. As of December 31, 2002, options to purchase 3,309,450 shares were outstanding at a weighted average exercise price of $0.86 per share and 121,092 shares of common stock remained available for future grant. The 1997 Stock Plan will terminate in February 2011.

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

Plan Features

Under the 1997 Stock Plan:

o Qualified employees are eligible for the grant of incentive stock options to purchase shares of our common stock;

o Our board of directors or the committee appointed by the board to administer the 1997 Stock Plan will determine the exercise price of options or the purchase price of stock purchase rights, but the option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the stock on the date of grant; and

o The exercise price or purchase price may, at the discretion of our board of directors or the committee appointed by the board to administer the 1997 Stock Plan, be paid in cash, cash equivalents, promissory note, surrender of stock, a cashless exercise, surrender of stock, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

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

Plan Features

      Under the 2000 Stock Plan:

      o Qualified employees are eligible for the grant of incentive stock options to purchase shares of our common stock;

      o Our board of directors or the committee appointed by the board to administer the plan will determine the exercise price of options or the purchase price of stock purchase rights, but the option price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the stock on the date of grant; and

      o The exercise price or purchase price may, at the discretion of our board of directors or the committee appointed by the board to administer the plan, be paid in cash, cash equivalents, promissory note, surrender of stock, a cashless exercise, surrender of stock, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

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

2002 STOCK PLAN

General

      On June 17, 2002, our board of directors adopted the 2002 Stock Plan which our stockholders approved on June 20, 2002. 20,000,000 shares of our common stock are authorized for issuance under the 2002 Stock Plan. As of December 31, 2002, options to purchase 8,541,000 shares of common stock were outstanding at a weighted average exercise price of $0.04 per share and 11,459,000 shares of common stock remained available for future grant. The 2002 Stock Plan will terminate in June 2012.

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

Plan Features

      Under the 2002 Stock Plan:

      o Qualified employees are eligible for the grant of incentive stock options to purchase shares of our common stock;

      o Our board of directors or the committee appointed by the board to administer the plan will determine the exercise price of options and the purchase price of stock purchase rights, which cannot be less than 100% of the fair market value of the stock on the date of grant; and

      o The exercise price or purchase price may, at the discretion of our board of directors or the committee appointed by the board to administer the plan, be paid in cash, cash equivalents, promissory note, surrender of stock, a cashless exercise, surrender of stock, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

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

2003 STOCK PLAN

General

      On June 17, 2003, our board of directors adopted the 2003 Stock Plan which our stockholders approved on June 17, 2003. 50,000,000 shares of our common stock are authorized for issuance under the 2003 Stock Plan. As of December 31, 2003, options to purchase 22,865,966 shares of common stock were outstanding at a weighted average exercise price of $0.03 per share and 9,320,000 shares of common stock remained available for future grant. The 2003 Stock Plan will terminate in June 2013.

Administration

      The 2003 Stock Plan is administered by our board of directors or a committee of the board. The 2003 Stock Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code to our employees (including officers and directors who are also employees) and the employees (including officers and directors who are also employees) of our subsidiary corporations. The 2003 Stock Plan also provides for the grant of nonstatutory stock options and the grant of stock purchase rights both to our employees, non-employee directors, consultants and advisors, and to the employees, non-employee directors, consultants and advisors of our subsidiary corporations. Our board of directors has the authority to amend the 2003 Stock Plan at any time, with stockholder approval, if required.

Plan Features

      Under the 2003 Stock Plan:

      o Qualified employees are eligible for the grant of incentive stock options to purchase shares of our common stock;

      o Our board of directors or the committee appointed by the board to administer the plan will determine the exercise price of options and the purchase price of stock purchase rights, which cannot be less than 100% of the fair market value of the stock on the date of grant; and

      o The exercise price or purchase price may, at the discretion of our board of directors or the committee appointed by the board to administer the plan, be paid in cash, cash equivalents, promissory note, surrender of stock, a cashless exercise, surrender of stock, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

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

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents information about the beneficial ownership of our common stock, as of February 24, 2004, by:

      o each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;
      o     each of our directors;
      o     each of our named executive officers;
      o each of the persons who served as our chief executive officer during our fiscal year ended December 31, 2003; and
      o     all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of our common stock subject to options or other convertible securities that are presently exercisable or convertible or exercisable or convertible within 60 days of February 24, 2004 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing shares and percentage ownership of that holder, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 331,340,393 shares of common stock outstanding as of February 24, 2004


                          NAME AND ADDRESS                                 NUMBER OF SHARES        PERCENTAGE OF SHARES
                        OF BENEFICIAL OWNER                             BENEFICIALLY OWNED (1)         OUTSTANDING (1)
5% Stockholders
---------------
Alpha Capital Aktiengesellschaft (2)
  Pradafant                                                                   32,802,699                  9.99%
  79490 Furstentums, Vaduz, Liechtenstein

Stonestreet Limited Partnership (2)
  260 Town Centre Blvd.,                                                      32,802,699                  9.99%
  Suite 201, Markham, ON, L3R 8H8, Canada

Bristol Investment Fund, LTD (2)
   Caledonian House, Jennett Street, George Town                              32,802,699                  9.99%
   Grand Cayman, Cayman Islands
SDS Merchant Fund, LP (2)
   53 Forest Avenue, 2nd Floor                                                32,802,699                  9.99%
   Old Greenwich, Connecticut 06870
Executive Officers and Directors (3)
Michael A. Liccardo                                                          231,586,498                   46%
Lawrence L. Bartlett (4)                                                       4,211,305                   1.3%
Scott Mac Caughern                                                                     0                     *
All directors and executive officers as a group (3 persons)                  236,097,803                  47.3%
--------------------------------------------------------------------- ---------------------------- ---------------------


* Less than 1%.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of February 27, 2004. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on February 27, 2004 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) The shareholder has contractually agreed to not convert convertible debentures or exercise warrants in excess of 9.99% of the Company's outstanding shares of common stock.
(3) Unless otherwise indicated, the address of each of the persons or entities listed in the table is c/o Amnis Systems Inc., 1235 Pear Ave., Ste. 109, Mountain View, CA 94043.
(4) Includes 4,211,305 shares that may be acquired through the exercise of options currently or within 60 days of February 24, 2004.


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In January 2002, we issued to Michael A. Liccardo, our president and chief executive officer and chairman of the board, a convertible note in the principal amount of $3,547,916 in exchange for the cancellation of certain loans (including accrued interest thereon) that Mr. Liccardo had made to us to meet current operating expenses. The note bears interest at 10% per annum and matures on January 14, 2003. In June 2002, Mr. Liccardo converted $2,050,000 in principal and interest of this convertible note and, in connection therewith, received 26,623,377 shares of common stock. In December 2002, Mr. Liccardo converted $500,000 in principle of his convertible note and in connection therewith received 12,500,000 shares of common stock. In March 2003 Mr. Liccardo converted $112,000 in principle of this convertible note and in connection therewith received 14,000,000 shares of common stock. In March of 2003 expense reimbursements due Mr. Liccardo in the amount of $119,791 were put on a convertible note with terms the same as his existing note. Mr. Liccardo may, at any time, elect to convert the outstanding principal of $1,120,574 of the convertible notes and accrued interest thereon into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $0.35. The $0.35 conversion price is subject to adjustment to a lower conversion price, and is also subject to customary adjustment in the event of stock splits, dividends, recapitalizations and the like.

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

4.7********         Convertible Note in the amount of $1,000,783 issued to
                    Michael Liccardo

4.8********         Amendment No. 1 to the Common Stock Purchase Warrant issued to Alexander Dunham Securities Inc.

4.9********         Amendment No. 1 to the Common Stock Purchase Warrant issued to Bristol Capital LLC

4.10********        Amendment No. 1 to the Common Stock Purchase Warrant issued to Bristol Investment Fund, Ltd.

4.11********        Securities Purchase Agreement dated May 9, 2003 by and
                    between the Company and three accredited investors

4.12********        Form of Secured Convertible Debenture issued pursuant to
                    the Securities Purchase Agreement dated May 9, 2003

4.13********        Form of Common Stock Purchase Warrant issued pursuant to
                    the Securities Purchase Agreement dated May 9, 2003

4.14********        Registration Rights Agreement issued pursuant to
                    the Securities Purchase Agreement dated May 9, 2003

4.15********        Pledge and Security Agreement issued pursuant to
                    the Securities Purchase Agreement dated May 9, 2003

4.16********        Modification Agreement entered between the Company and
                    Alpha Capital Aktiengesellschaft dated May 9, 2003

4.17********        Secured Convertible Debenture in the amount of $910,120
                    issued to Alpha Capital Aktiengesellschaft

4.18********        Pledge and Security Agreement issued pursuant to
                    the Modification Agreement dated May 9, 2003

4.19*********       Securities Purchase Agreement dated September 17, 2003 by
                    and between the Company and three accredited investors

4.20*********        Form of Secured Convertible Debenture issued pursuant to
                    the Securities Purchase Agreement dated September 17, 2003

4.21*********       Form of Common Stock Purchase Warrant issued pursuant to
                    the Securities Purchase Agreement dated September 17, 2003
                    (filed herewith)

4.22*********       Registration Rights Agreement issued pursuant to
                    the Securities Purchase Agreement dated September 17, 2003

4.23*********       Pledge and Security Agreement issued pursuant to
                    the Securities Purchase Agreement dated September 17, 2003

4.24*********       Restated Inter-creditor Agreement dated September 17, 2003

4.25*********       Agreement dated October 2, 2003 entered between the Company and Bristol Investment Fund, Ltd. and Alpha Capital
                    Aktiengesellschaft

4.26**********      Securities Purchase Agreement dated November 17, 2003 by
                    and between the Company and four accredited investors
                    (filed herewith)

4.27**********      Form of Secured Convertible Debenture issued pursuant to
                    the Securities Purchase Agreement dated November 17, 2003
                    (filed herewith)

4.28**********      Form of Common Stock Purchase  Warrant  issued  pursuant to the Securities  Purchase Agreement dated September 17, 2003
                    (filed herewith)

4.29**********      Registration Rights Agreement issued pursuant to
                    the Securities Purchase Agreement dated November 17, 2003
                    (filed herewith)

4.30**********      Pledge and Security Agreement issued pursuant to
                    the Securities Purchase Agreement dated November 17, 2003
                    (filed herewith)

4.31**********      Second Restated Inter-creditor Agreement dated November 17,
                    2003 (filed herewith)

4.32**********      Consulting Agreement entered with MarketByte, LLC dated May
                    2003

4.33**********      Amended Consulting Agreement entered with MarketByte, LLC
                    dated November 2003

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

21.1*********       List of Subsidiaries of the Issuer

31.1                Certification of the CEO and CFO of Amnis Systems Inc.
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                Certification of the CEO and CFO of Amnis Systems Inc.
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

******** Filed as an exhibit to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on June 20, 2003

********* Filed as an exhibit to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 8, 2003

********** Filed as an exhibit to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 3, 2003

           (b) Reports on Form 8-K

           None.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB/A during fiscal 2002 and Form 10-QSB in fiscal 2003 approximated $100,000 (2002 items) and $29,000 (2003 items), respectively.

The Board of Directors has considered whether the provision of non-audit services, for which there was required SAS 100 review services on the Forms 10-QSB, is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004                      AMNIS SYSTEMS INC.
                                          By: /s/ Scott Mac Caughern
                                          --------------------------------------
                                          Scott Mac Caughern
                                          Chairman of the Board, President,
                                          Chief Executive Officer and
                                          Acting Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2004                      By: /s/ Scott Mac Caughern
                                              ---------------------------------
                                              Scott Mac Caughern
                                              Director and Chairman of the
                                              Board, Chief Executive Officer and
                                              Acting Chief Financial Officer

Date : March 30, 2004                     By: /s/ Michael Liccardo
                                              ---------------------------------
                                              Michael Liccardo, Director


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

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                      INDEX

                                                                        Page

INDEPENDENT AUDITORS' REPORT

      Report on Audited Consolidated Financial Statements                F-1

FINANCIAL STATEMENTS

      Consolidated Balance Sheet as of December 31, 2003                 F-2

      Consolidated Statements of Operations for the Years
        Ended December 31, 2003 and 2002                                 F-3

      Consolidated Statement of Stockholders' Deficit for the Years
        Ended December 31, 2003 and 2002                                 F-4

      Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2003 and 2002                                 F-5

      Notes to Consolidated Financial Statements                     F-6 to F-22

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
AMNIS SYSTEMS, INC. AND SUBSIDIARY
MOUNTAIN VIEW, CALIFORNIA

We have audited the accompanying consolidated balance sheet of Amnis Systems, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amnis Systems, Inc. and Subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses and negative cash flows from operations since its inception, has a working capital deficit and stockholders' deficit and no operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.
STONEFIELD JOSEPHSON, INC.
Certified Public Accountants


Santa Monica, California
February 25, 2004



                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                                                                     AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                                            CONSOLIDATED BALANCE SHEET

                                                                                                     DECEMBER 21, 2003
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                                           $   453,434
       Accounts receivable, net of allowance for doubtful accounts of $ 150,400                                 81,564
       Inventories, net of reserve of $768,651                                                                  46,000
       Prepaid expenses and other current assets                                                                68,527
                                                                                                           -----------
              Total current assets                                                                             649,525
                                                                                                           -----------

PROPERTY AND EQUIPMENT, less accumulated depreciation of $1,409,566                                                  -

DEBT ISSUANCE COSTS                                                                                            158,475
                                                                                                           -----------
              Total assets                                                                                 $   808,000
                                                                                                           -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Stockholders' notes payable                                                                         $   105,000
       Accounts payable                                                                                      1,969,528
       Accrued salaries                                                                                      1,528,537
       Accrued vacation                                                                                        245,796
       Accrued interest payable                                                                                411,699
       Convertible notes payable, current portion (net of discount of $306,759)                                559,430
       Deferred revenue                                                                                         95,096
       Accrued warrant liability                                                                                     0
       Other accrued expenses                                                                                1,390,188
                                                                                                           -----------

              Total current liabilities                                                                      6,305,274

LONG-TERM LIABILITIES:
       Deferred revenue                                                                                         79,151
       Convertible notes payable, long-term portion (net of discount of 1,079,014)                           2,012,869
                                                                                                           -----------
              Total liabilities                                                                              8,397,294
                                                                                                           -----------

STOCKHOLDERS' DEFICIT:
       Preferred stock, $0.0001 par value; 20,000,000 authorized: none issued or outstanding                        --
       Common stock, $0.0001 par value:
         Authorized - 800,000,000 shares;
         Issued and outstanding - 249,410,865  shares                                                           24,941
       Additional paid-in capital                                                                           30,434,583
       Accumulated deficit                                                                                  38,048,818)
                                                                                                           -----------
              Total stockholders' deficit                                                                   (7,589,294)
                                                                                                           -----------
              Total liabilities and stockholder's deficit                                                  $   808,000
                                                                                                           -----------

                      The accompanying notes are an integral part of these consolidated financial statements.


                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                                     AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             December 31
                                                                                --------------------------------------
For the year ended                                                                 2003                       2002
                                                                                -----------                -----------

SALES                                                                           $ 1,514,548                $ 2,240,135

COST OF GOODS SOLD                                                                1,084,067                  1,754,942
                                                                                -----------                -----------

          Gross profit                                                              430,481                    485,193
                                                                                -----------                -----------

OPERATING EXPENSES
      Research and development                                                    1,091,393                  1,237,607
      Sales and marketing                                                           798,225                  1,762,757
      General and administrative                                                  3,116,345                  2,470,107
                                                                                -----------                -----------

              Total operating expenses                                            5,005,963                  5,470,471
                                                                                -----------                -----------

              Loss from operations                                               (4,575,482)                (4,985,278)

OTHER INCOME (EXPENSE)
      Interest expense, net                                                        (492,594)                  (485,999)
      Amortization of discount on convertible notes payable                      (1,937,982)                (3,858,770)
      Financing costs                                                            (1,238,540)                (2,115,073)
      Gain on extinguishment of accounts payable                                          -                  1,115,787
      Change in fair value of detachable warrants                                  (299,831)                 1,055,504
      Loss on restructuring of business                                            (892,524)                         -
      Other, net                                                                     (1,036)                   329,955
                                                                                -----------                -----------

               Total other income (expense)                                      (4,862,507)                (3,958,596)
                                                                                -----------                -----------

Net loss before taxes                                                            (9,437,989)                (8,943,874)
                                                                                -----------                -----------

      Provision for income taxes                                                          -                          -
                                                                                -----------                -----------

NET LOSS                                                                        $(9,437,989)               $(8,943,874)
                                                                                -----------                -----------

BASIC AND DILUTED LOSS PER COMMON SHARE                                         $     (0.08)               $     (0.26)
                                                                                -----------                -----------

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED                           118,340,630                 34,698,065
                                                                                -----------                -----------

          The accompanying notes are an integral part of these consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        AMNIS SYSTEMS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                      Additional                         Total
                                                                      Common Stock     Paid-In       Accumulated      Stockholders'
                                                               Shares        Amount    Capital         Deficit          Deficit

BALANCE, DECEMBER 31, 2001, AS RESTATED (NOTE 16)            12,947,082     $ 1,294  $12,168,525    $(19,666,955)   $ (7,497,136)

  Sale of common stock, net of offering costs                 3,000,000        300     1,189,706                       1,190,006

  Issuance of common stock for services                       5,291,858        529       534,115                         534,644

  Exercise of stock options                                     386,388         39       150,371                         150,410

  Issuance of common stock for compensation                   3,207,108        321     1,328,406                       1,328,727

  Issuance of common stock for conversion of notes payable   39,399,267      3,940     2,821,950                       2,825,890

  Issuance of common stock for financing cost                 2,062,500        206       288,544                         288,750

  Beneficial conversion feature of convertible note payable                            3,977,596                       3,977,596

  Net loss                                                                                            (8,943,874)     (8,943,874)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                                   66,294,203    $ 6,629   $22,459,213    $(28,610,829)    $(6,144,987)

  Issuance of common stock for conversion of notes payable
    and related accrued interest                            145,459,787     14,547     2,770,839                       2,785,386

  Issuance of common stock for services                      19,561,118      1,956       783,012                         784,968

  Issuance of common stock for exercise of options
    and warrants                                             10,773,000      1,077       529,843                         530,920

  Issuance of common stock for compensation                   7,322,757        732       232,921                         233,653

  Beneficial conversion feature of convertible note payable                            2,277,120                       2,277,120

  Black sholes valuation of warrant repricing                                            283,214                         283,214

  Value of warrants issued for services                                                                  451,706         451,706

  Reclass of value of warrants from liability due to
    underlying shares being registered on Form SB-2                                                      646,715         646,715

  Net loss                                                                                            (9,437,989)     (9,437,989)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                                  249,410,865    $24,941   $30,434,583    $(38,048,818)    $(7,589,294)
================================================================================================================================

                        The accompanying notes are an integral part of these consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                               AMNIS SYSTEMS INC. AND SUBSIDIARY

                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       December 31
                                                                       -----------------------------------------
For the years ended                                                       2003                           2002
                                                                       -----------                   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $(9,437,989)                  $(8,943,874)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
       Common stock and options issued for services                        784,968                       534,644
       Value of warrants issued for services                               451,706
       Common stock issued for financing costs                                                           288,750
       Repricing value of warrants for financing costs                     283,214
       Employee salaries exchanged for stock                               233,653                     1,328,727
       Depreciation and amortization                                        49,028                        60,909
       Amortization of discount on convertible notes payable             1,937,982                     3,858,770
       Bad debt expense                                                     47,400
       Income in inventory reserve                                         484,788
       Amortization of debt issuance costs                                  39,160                             -
       Loss on disposal of property and equipment                           96,994                         1,627
       Change in fair value of warrant liability                           299,831                    (1,055,504)
       Gain on extinguishment of debt                                            -                    (1,115,787)
 (Increase) decrease in accounts receivable                                183,139                        44,414
 (Increase) decrease in inventories                                         30,212                        63,056
 (Increase) decrease in prepaid expenses and other assets)                  (6,200)                      105,483
 Increase (decrease) in accounts payable                                   351,713                       359,028
 Increase (decrease) in accrued salaries                                   951,644                      (189,393)
 Increase (decrease) in accrued vacation                                    32,961                       (61,998)
 Increase in accrued interest payable                                      415,417                       342,421
 Decrease in deferred rent                                                       -                      (123,657)
 Increase (decrease) in deferred revenue                                    17,525                        97,627
 Increase (decrease) in warrant liabiliy
 Increase (decrease) in other accrued expenses                             923,916                     1,527,298
 Decrease in sublease deposit                                                    -                       (72,800)
                                                                       -----------                   -----------

 Net cash used in operating activities                                  (1,828,938)                   (2,950,259)
                                                                       -----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                       (37,249)                      (19,518)
                                                                       -----------                   -----------

 Net cash used in investing activities                                     (37,249)                      (19,518)
                                                                       -----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                                 -                             -
 Proceeds from financing obligations
  collateralized by accounts receivable                                    878,371                     1,578,031
 Payments on financing obligations
  collateralized by accounts receivable                                 (1,264,640)                   (1,689,648)
 Payment of debt issuance costs                                           (262,500)                            -
 Proceeds from issuance of common stock                                                                2,170,397
 Proceeds from the exercise of options and warrants                        530,920                             -
 Proceeds from convertible debentures                                    2,350,000                       950,000
                                                                       -----------                   -----------

       Net cash provided by financing activities                         2,232,151                     3,008,780
                                                                       -----------                   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       365,964                        39,003

CASH AND CASH EQUIVALENTS, beginning of period                              87,470                        48,467
                                                                       -----------                   -----------

CASH AND CASH EQUIVALENTS, end of period                               $   453,434                   $    87,470
                                                                       ===========                   ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:
 Debt and accrued interest exchanged for common stock                  $ 2,785,386                   $   140,736
 Financing cost covered by convertible notes                               910,120                     2,435,154
 Financing cost covered by issuance of common stock                        266,874
 Note payable and interest
  in exchange for convertible note payable                                 119,731                     3,547,920
 Stockholder purchase of financing obligation from bank                    531,397                             -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                           $         -                   $     2,400
  Cash paid for interest                                               $         -                   $   268,005
                                                                       ===========                   ===========

            The accompanying notes are an integral part of these consolidated financial statements.


                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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

      Restructuring

      On January 28, 2004, the Company announced a complete corporate restructuring and the cessation of all its operations. Inventories and property and equipment have been written down to there estimated salvage values at December 31, 2003. The effect of these write downs is reflected as a restructuring loss line item in the consolidated statement of operations (see Note 15 for details). In January 2004 we entered into negotiation to acquire Corridor Communications, a wireless fidelity internet service provider, Quik Internet, an Internet Service Provider, and AshCreek Wireless, all located in Salem, Oregon. The terms of the agreement are subject to Corridor and the Company entering into a definitive agreement. At this time we cannot provide any guarantee that we will be able to complete the transaction, as the transaction is subject to extensive due diligence and the negotiation and finalizing of a definitive agreement.

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the years ended December 31, 2003 and 2002 of $9,154,775 and $8,943,874, respectively, and at December 31, 2003, had a working capital deficit of $5,655,749 and has no operations. These conditions raise substantial doubt as to the

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

      The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: The Company has recently announced its intention to acquire Corridor Communications Corp., Ashcreek Wireless and Quik Internet. The Company has received $ 300,000 in additional funding from existing investors in 2004 and is currently negotiating for additional funds of approximately $1.5 million from this same investor base. The Company expects to close this round of financing in the first week in April 2004. The Company believes that with the new acquisition and sufficient capital to fund operations that the Company will be able to achieve profitable operations, but there can be no assurance that the Company will generate positive cash flows from operations sufficient to sustain operations in the near term.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Optivision, Inc. All inter-company accounts and transactions have been eliminated.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2003 and 2002, the Company used estimates in determining the realization of its accounts receivable, inventory write-downs, depreciation and amortization, sales returns, deferred taxes and contingencies. Actual results could differ from these estimates.

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

      Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times cash balances may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

      During 2003, five customers accounted for 43% of net revenues. As of December 31, 2003, approximately 82% of accounts receivable were concentrated with five customers. During 2002, five customers accounted for 43% of net revenues. To reduce credit risk relating to all customers, the Company performs ongoing credit evaluations of customers' financial conditions and limits the amount of credit extended when considered necessary, but generally requires no collateral on product sales. The Company maintains allowances for estimated bad debt losses to address potential undetected credit risks. The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations. Although such losses have been within management's expectations to date, there can be no assurance that such reserves will continue to be adequate. The Company's contract receivable is unsecured. However, credit risk is substantially mitigated by the Company's timely collection procedures.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. A provision has been made to reduce obsolete inventories to their net realizable value. Inventories contain components and assemblies in excess of the Company's current estimated requirements and these are reserved for at December 31, 2003. Due to competitive and market pressures the Company ceased its video operations in January 2004 and accordingly has reduced inventory to the estimated realizable value of $46,000 based upon purchase orders with two customers.

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

      As a result of the Company's decision to cease its video operations in January 2004 all associated equipment has been reduced to zero which represents the estimated realizable value and included in Loss on discontinuance of business.

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

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      forma disclosure the compensation expense that would have been recognized if the fair value methodology prescribed by SFAS No. 123 had been used.

      In accordance with SFAS No. 123, the Company recognized $784,968 and $534,644 of expense for the year ended December 31, 2003 and 2002, respectively, related to stock options granted to outside consultants.

      The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2003 and 2002:

                                                      2003            2002
                                                 ------------    --------------
      Net loss:
      As reported                                $ (9,154,775)   $   (8,943,874)
        Option expense                           $   (149,375)   $     (638,284)
      Pro forma                                  $ (9,304,150)   $   (9,582,158)
      Basic and diluted loss per common share:
        As reported                              $      (0.08)   $        (0.26)
      Pro forma                                  $      (0.08)   $        (0.28)

      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002, respectively: risk-free interest rate of 3.0% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 735% and 137%; and a weighted average expected life of the option of 1.5 and 4 years.

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

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      o Revenues from product sales, both hardware and software, to Value Added Resellers (VAR), Original Equipment Manufacturers (OEM), and end users are recognized upon shipment to the customer, whereby risk of loss has been transferred to the customer and the price and terms have been fixed.

      o The Company further recognizes revenues from warranty contracts on a straight-line basis over the contractual life of the warranty which ranges between 1 and 3 years. The unrecognized balance of the warranty is recorded as long-term or short-term deferred revenue on the consolidated balance sheet. Management is currently attempting to locate a company to assume servicing of the contracts.

      Shipping and Handling

      Shipping and handling costs charged to customers are recognized as revenue. The related costs are charged to cost of sales.

      Advertising and Marketing Costs

      The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002 was insignificant.

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

      Earnings Per Share

      In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003 and 2002, the Company had outstanding warrants and options to purchase shares of common stock of 51,170,901and 18,536,935, respectively, which were antidilutive.

      Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2003 and 2002, the Company had no items that represent other comprehensive income and, accordingly, has not included a Schedule of Comprehensive Income in the consolidated financial statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

           Discount on Convertible Debentures

           Discounts on convertible debentures are principally the values attributed to the detachable warrants issued in connection with the convertible debentures and the value of the preferential conversion feature associated with the convertible debentures. These discounts are accounted for in accordance with emerging issues task force ("EITF") 00-27 "Application of EITF 98-5 to Certain Convertible Instruments" issued by the Financial Accounting Standards Board.

           Accounting for Derivative Financial Instruments

           The Company follows the guidance in EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock" in recording accrued warrant liabilities for warrants issued in connection with convertible notes payable that have contain registration rights. The classification of the warrants as a liability requires variable accounting, with re-measurement of the fair value of the warrants at each balance sheet, with any adjustments reflected in earnings.

           Reclassification

           Where necessary certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

           Recently Issued Accounting Pronouncements

           In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

           In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the financial position, results of operations or cash flows of the Company.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives)

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

           and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts No. 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates  a  variable  interest  entity  is  called  the  primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, Consolidation of Variable Interest Entities that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The Company does not anticipate that the adoption of this pronouncement will have a material impact on the Company's financial position or results of operations.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

           In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement has no material impact to the Company's financial statements.

           In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
           (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.


NOTE 2 - ACCOUNTS RECEIVABLE FINANCING

           In October 1998, Optivision entered into a financing arrangement with Pacific Business Funding whereby funds were borrowed against receivables. Funding was based on 80% of qualified receivables. As of December 31, 2003, borrowings under this agreement were $0.0. Pacific Business Funding has allowed the Company to exceed its credit limit available on this agreement without any penalties. In May of 2003 this financing arrangement was terminated and our investors purchased a the $531,397 note representing the balance in excess of collectible receivables along with a first security interest in all the company's assets. In October 2003 this note was converted to a convertible note payable (see Note 6) with the same terms as the investors other notes.


NOTE 3 - INVENTORIES

           Inventories at December 31, 2003 consisted of the following:

                Raw materials                                      $    470,382
                Work-in-process                                          72,446
                Finished goods                                          148,424
                Demonstration inventory                                 123,400
                                                                   ------------
                                                                        814,652
                Less reserve for inventory obsolescence due to
                 discontinuance of business (see Note 15)              (768,652)
                                                                   ------------

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

           The Company has determined and reserved nearly the value of the inventory as potentially not realizable due to the restructuring of business which involves discontinuance of video operations as described in note 16. The inventory consists of 20 decoders and 20 encoders that are completed and ready for sale. The Company is in the process of attempting to sell that inventory to various existing customers such as the University of Hawaii and York Communications. The customer's only interest is in completed product. The approximate cost for each decoder is $2,000 and $3,000 for each encoder. The Company currently has two customers that have negotiated to purchase some amount of the remaining finished stock as backup for their existing units approximating $46,000. The company has no definitive way of measuring the realizable value of the inventory as a whole and no firm prospect of a purchase beyond the $46,000 at the present time. Management believes that the ultimate disposition of the remaining inventory will be for a nominal amount based upon the present facts and circumstances.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of:

                Machinery and equipment             $   624,214
                Demonstration equipment                 179,670
                Furniture and fixtures                  287,009
                Leasehold improvements                  318,673
                                                    -----------
                Accumulated depreciation             (1,409,566)
                                                    -----------
                Total                               $        --

Depreciation expense was $49,028 for the year ending December 31, 2003. Additionally, $96,994 has been charged to loss on restructuring of business (see
Note 15).


NOTE 5 - NOTES PAYABLE - STOCKHOLDERS

           Certain   stockholders  loaned  Optivision   unsecured  funds,  which
           amounted to $3,309,375 at December 31, 2001. These loans bear interest at a rate of 10% per annum. In January 2002 and March 2003, certain of these notes aggregating $3,204,375 and $119,791, respectively, (see Note 6) were exchanged for convertible notes. The balance remaining at December 31, 2003 is $105,000.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

            On December 28, 2001, the Company entered into an agreement to issue a debenture, bearing interest at 12% per annum, in the amount of $500,000, with the right to convert the debt into common stock upon demand at a rate equal to the lesser of $0.385 per share or 70% of the three lowest trading prices over the previous 20 days trading. On January 3, 2002, the Company received $500,000 pursuant to this debenture. In addition to the debenture, the lender was issued investment options to purchase, at the applicable conversion price, one additional share of common stock for each share of common stock owned upon conversion of the debenture and warrants to purchase up to 1,000,000 shares of common stock at an exercise price equal to

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

            the lesser of $0.385 or the average of the lowest trading prices over the previous 20 days trading. This investment option expired in 2003 due to the company's inability to execute an effective registration statement. The debenture limits the ownership that can be acquired through this transaction to be no greater than 4.9% on a fully diluted basis. Additional warrants to purchase up to a total of 100,000 shares of common stock, at the same exercise price as the warrants issued to the lender, were issued as a finder's fee. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $509,194 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The face amount of the note payable of $500,000 was proportionately allocated to the note payable and the warrants is the amount of $247,722 and $252,278, respectively. The amount allocated to the warrants of $252,278 was recorded as a discount on the note payable and as accrued warrant liability in accordance with EITF 00-19 (see Note 8) as these warrants contain registration rights. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $0 and $247,722, respectively. The combined total discount is $497,945, and will be amortized over the year life of the debenture. For the year ended December 31, 2003 and 2002 $247,945 and $252,055 respectively has been amortized to interest expense, due to the passage of time. None of the note balance under this agreement has been converted into common stock as of December 31, 2002. During 2003 the investor converted the full principle amount into common shares in accordance with the terms of the note. The Company initially did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event (see Note 7). The company did effectively register these shares and warrants under a SB-2 registration statement that became effective September 5, 2003.

            On January 14, 2002, the Company issued a convertible note in the principal amount of $3,547,917 to Mr. Michael A. Liccardo, former president, chief executive officer and chairman of the board of directors, in exchange for the cancellation of certain loans aggregating $3,204,375 and related accrued interest of $343,542 that Mr. Liccardo had loaned to Optivision to meet current operating expenses. At any time, Mr. Liccardo may elect to convert the note to shares of the Company's common stock at $0.35 per share, subject to adjustment related to the price of subsequent securities issuances by the Company to third parties. The convertible note bears interest at 10% per annum. Since the Company's stock price exceeded the conversion price on the transaction date, there is an embedded beneficial conversion feature present in the convertible note which has been valued separately. As of January 14, 2002, the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible note. On January 14, 2002, the Company recorded a discount of $3,547,917. This discount is being amortized over the life of the convertible note. For the year ended December 31, 2003 and 2002 $61,859 and $3,486,058, respectively has been amortized to interest expense, due to the passage of time and conversions into shares of common stock. In March 2003 expenses due Mr. Liccardo which was previously classified as a note payable in the amount of $119,791 was exchanged for a convertible note with the same terms as the January 14, 2002 note. The Company recorded a discount of $51,339 towards this note. This discount is being amortized over the one year life of the note. For the year ended December 31, 2003 $38,504 has been amortized to interest expense towards the March 2003 note due to the passage of time. During the year ended December 31, 2002, principal and accrued interest in the amount of $2,435,154 and $114,846, respectively, were converted into 39,123,377 shares of the Company's common stock. During 2003, $112,000 of principle was converted into 14,000,000 shares of the Company's common stock. The combined principal balance of the notes at December 31, 2003 is $1,120,554. with accrued interest of $234,835. The underlying shares on this note have not been included in any of the Company's SB-2 registration statements.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

            On June 18, 2002, the Company issued and sold two 12% two-year Convertible Notes in the aggregate principal amount of $450,000 and common stock purchase warrants exercisable for up to 135,000 shares of common stock, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock to Alpha Capital Aktiengesellschaft and Stonestreet Limited Partnership, in a private financing transaction. Each note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $21,282 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 242%. The face amount of the note payable of $450,000 was proportionately allocated to the note payable and the warrants is the amount of $429,679 and $20,321, respectively. The amount allocated to the warrants of $20,321 was recorded as a discount on the notes payable and as accrued warrant liability in accordance with EITF 00-19 (see
            Note 8) as these warrants contain registration rights. The value of the notes was then allocated between the notes and the preferential conversion feature, which amounted to $0 and $429,679, respectively. The combined total discount is $450,000, and will be amortized over the life of the debentures. For the year ended December 31, 2003 and 2002, respectively, $271,204 and $120,656 has been amortized to interest expense, due to the passage of time. The Company initially did not register the shares underlying this convertible debenture per the terms of the agreement and has accrued a penalty for this non-registration event. On September 5, 2003, the Company's SB-2 registration statement became effective covering the shares underlying this note and the associated warrants, at this time the non-registration penalty stopped accruing (see Note 7). The notes also contain a reset provision. As of December 31, 2003 there is a principle balance of $250,000.

            On May 9, 2003, the Company issued a 12% two-year Convertible Note in the principal amount of $910,120 in exchange for the reduction of the value (up to the May 9, 2003 date) in the reset provision contained in the June 18, 2002 note agreement to Alpha Capital Aktiengesellschaft. The note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the value of the note was allocated between the note and the preferential conversion feature, which amounted to $520,069 and $390,051, respectively. The discount of $390,051 will be amortized over the life of the debenture. Of the $390,051 discount, as of December 31, 2003, $125,926 has been amortized to expense due to the passage of time. At December 31, 2003 none of the principle has been converted. The shares underlying this note were registered with the September 5, 2003 SB-2 registration statement.

            On May 9, 2003, the Company issued and sold three 12% two-year Convertible Notes in the aggregate principal amount of $1,000,000 and common stock purchase warrants exercisable for up to 5,000,000 shares of common stock to Alpha Capital Aktiengesellschaft, SDS Merchant Fund and Bristol Capital, in a private financing transaction. Each note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 30% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 20 trading day periods ending on trading day prior to the date of conversion, or $0.385 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $249,705 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

            4.00%, a dividend yield of 0% and volatility of 735%. The face amount of the notes payable of $1,000,000 was proportionately allocated to the note payable and the warrants in the amount of $800,188 and $199,812, respectively. The amount allocated to the warrants of $199,812 was recorded as a discount on the note payable and as accrued warrant liability in accordance with EITF 00-19 (see
            Note 8) as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $171,804 and $628,384, respectively. The combined total discount is $828,196, and will be amortized over the life of the debenture. Of the $828,196 discount, as of December 31, 2003, $631,911 has been amortized to expense due to the passage of time and conversion of principle. The unconverted balance of these notes at December 31, 2003 is $350,000. The shares underlying this debenture and the warrants were registered with the Company's SB-2 registration statement that became effective October 10, 2003.

            On September 12, 2003, the Company issued and sold a 12% two-year Convertible Note in the principal amount of $250,000 and common stock purchase warrants exercisable for up to 1,250,000 shares of common stock to Stonestreet Limited Partnership in a private financing transaction. The note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 35% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 30 trading day periods ending on trading day prior to the date of conversion, or $0.05 per share. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $87,413 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 735%. The face amount of the note payable of $250,000 was proportionately allocated to the note payable and the warrants in the amount of $185,233 and $64,767, respectively. The amount allocated to the warrants of $64,767 was recorded as a discount on the note payable and as accrued warrant liability in accordance with EITF 00-19 (see Note 8) as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $0 and $185,233, respectively. The combined total discount is $250,000, and will be amortized over the life of the debenture. Of the $250,000 discount, as of December 31, 2003, $250,000 has been amortized to expense due to the passage of time and conversion of the full principal balance of the note Shares and warrants underlying this debenture were registered on our SB-2 registration statement that became effective October 10, 2003.

            In October 2003, we entered into an agreement with two creditors whereby we agreed to pay the creditors, in connection with a senior security interest in the amount of $531,397, in shares of common stock. The note is convertible at the holder's option at any time into shares of the Company's common stock at the lesser of a 35% discount to the average of the lowest three intraday trading prices of the Company's common stock during the 30 trading day periods ending on trading day prior to the date of conversion, or $0.05 per share. The preferential conversion feature, which amounted to $286,137 recorded as a discount on the convertible debenture and will be amortized over the life of the debenture. Of the $286,137 discount, as of December 31, 2003, $50,353 has been amortized to expense due to the passage of time and conversion of Shares. Shares underlying this debenture were registered on our SB-2 registration statement that became effective October 10, 2003. During 2003 $35,000 was converted to shares.

            In November 2003, we entered into an additional financing agreement with some of our current accredited investors, pursuant to which we issued and sold 12% two-year secured convertible debentures in the principal amount of $1,100,000 and 5,500,000 warrants to purchase shares of our common stock, subject to an antidilution adjustment. The debenture is convertible at the holder's option at any time into

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

            shares of our common stock at the lesser of $0.03 or 65% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 30 trading days before but not including the conversion date. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the warrants of $165,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 803%. The face amount of the note payable of $1,100,000 was proportionately allocated to the note payable and the warrants is the amount of $956,711 and $143,289, respectively. The amount allocated to the warrants of $143,289 was recorded as a discount on the note payable and as accrued warrant liability in accordance with EITF 00-19 (see
            Note 8) as these warrants contain registration rights. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $221,114 and $735,597, respectively. The combined total discount is $878,886, and will be amortized over the life of the debenture. For the year ended December 31, 2003 $260,281 has been amortized to interest expense, due to the passage of time and conversion of principle balance. During 2003 $269,000 was converted leaving a balance at December 31, 2003 of $831,000. Shares underlying this debenture were registered on our SB-2 registration statement that became effective December 12, 2003.

           Effective with the November 11, 2003 financing, all previously granted but unexercised warrants exercise prices were adjusted to three cents ($0.03). The Company has recorded a charge to earnings for this adjustment approximating $283,214. The fair value for the repricing was estimated using a Black-Scholes pricing model.

            Summary of convertible notes (net of discount) by year of issuance:

                                               Current         Long-term
                                               --------        ----------
            Notes issued in 2002               $191,860        $1,000,763
            Notes issued in 2003               $367,570        $1,012,106
                                               --------        ----------

            Totals                             $559,430        $2,012,869
                                               --------        ----------


            Convertible notes (gross) due during

            the year ended December 31,
            ---------------------------
                     2004                       $  866,189
                     2005                       $3,091,883
                                                ----------
                               Total            $3,958,072

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 7 - OTHER ACCRUED EXPENSES

           Other accrued expenses at December 31, 2003 consisted of the following:

              Penalty for not registering shares issued in February 2002      $
              Net of $309,170 of converted penalties.                             226,120
              Penalty for not registering shares underlying
                 convertible debentures                                           334,087
              Value of reset option provision in June 18, 2002 agreement
              Net of restatement settlements of $1,291,441                        668,375
              Other                                                               161,606
                                                                              -----------
                                                                              $ 1,390,188

NOTE 8 - ACCRUED WARRANT LIABILITY

           Under the terms the convertible debentures issued on December 28, 2001, June 18, 2002, May 2003, September 2003, and November 2003 (see
           Note 6), and the terms of the private placement in February 2002, the Company issued detachable warrants to purchase shares of common stock that had registration rights. As a result, and in accordance with the guidelines of EITF 00-19, the fair value of the warrants were initially recorded as an accrued warrant liability. Furthermore, the classification of the warrants as a liability require variable accounting, with re-measurement of the fair value of the warrants using the Black-Scholes option pricing model at each balance sheet up until registration rights were deemed effective pursuant to an SB-2 registration statement, with any adjustments reflected in earnings.

           The Company had three separate SB-2 registration statements become effective September 5, 2003, October 10, 2003 and December 12, 2003 registering many of the underlying shares and warrants associated with the company's convertible debentures (see Note 6). As a result of the registration statements becoming effective, the Company has no remaining accrued warrant liability balance at December 31, 2003. The allocated liability related to the warrants was $47,076 at December 31, 2002. For the years ended December 31, 2003 and 2002, the Company recorded ($299,831) and $1,055,504, respectively, of other (expense) income for the change in fair value of the warrants.

NOTE 9 - STOCKHOLDERS' DEFICIT

           On September 29, 2003 the Company amended its certificate of incorporation to increase the total number of shares authorized to 820,000,000, 800,000,000 designated as common stock with a par value of $0.0001 and 20, 000,000 designated as preferred stock with a par value of $0.0001.

           In February 2002, the Company entered into financing agreements for the sale of 2,250,000 shares of its common stock. The stock was sold in units, which include ten shares of common stock, subject to adjustment related to stock price fluctuations, and a warrant, for $8.00 each. Each warrant allows the holder to purchase three shares of common stock at $0.90 per share, subject to such customary adjustment for stock splits, combination or reclassification of the Company's capital stock and the like. The total selling price of these units was $1,800,000 of which $970,019 was allocated to the common stock and the remaining $829,981 was allocated to the detachable warrants. The allocation between the common stock and the warrants was based on the fair value of the Company's stock at the

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

           closing date ($0.71) and the estimated fair value of the warrants ($0.6075). The estimated value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions: term of 2 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 212%. The amount allocated to the warrants of $829,981 was recorded as accrued warrant liability as these warrants contain registration rights. On June 18, 2002, the financing agreements entered into in February 2002 were amended in connection with the June 18, 2002 convertible debenture, whereby the Company issued an additional 2,062,500 to the investor in connection with a reset option feature in the February 2002 agreement. The Company has recorded as financing costs, $288,750 in connection with the issuance of these additional shares. The June 18, 2002 agreement also contained a reset option provision and the Company has recorded a liability of $1,307,487 at December 31, 2002 related to the additional shares that could be issued in accordance with this provision (See Note 7). The warrant issued in connection with the February 2002 transaction was amended to reduce the exercise price to $0.13, subject to adjustment for, among other things, capital issuances below $0.13 per share and for stock splits, combination or reclassification of the Company's stock and the like. The Company has recorded a charge to earnings of $13,731 in connection with the repricing of the warrant. No additional proceeds were received. The Company did not register the shares that were issued in the February 2002 private placement offering per the terms of the private placement agreement and has accrued a penalty for this non-registration event. The shares and warrants were registered with the Company's SB-2 registration statement that became effective September 5, 2003.

           During the year ended December 31, 2003, the Company settled with its employees for unpaid compensation by issuing 7,322,757shares of common stock from the stock options plans in lieu of cash in the amount of $233,653. The number of shares issued equaled the amount of unpaid compensation divided by the market value of the Company's stock on the settlement date. In addition the Company issued19, 561,118 shares of common stock in lieu of cash in the amount of $784,968 based on the market price of the shares at the date of issuance, for consulting services.

           The company issued 10,773,000 shares for the exercise of options and warrants amounting to $530,920 of cash proceeds.

           In October 2003, the Company's Board of Directors adopted the 2003 Stock Plan. 50,000,000 shares are authorized for issuance. Stock grants during 2003 of 33,478,966 consisted of 29,590,966 under the employee back pay program and 3,888,000 to employees.

           During 2003 Convertible Notes in the amount of $2,785,386 were converted into 145,459,787 shares of common stock. (see note 6)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

           Lease Commitments

           The Company leases office and manufacturing space, under a non-cancelable operating lease, which expired in December 2003. The Company is currently on a month-to-month lease for this office space (see Note 17). Rental expense was approximately $260,650 and $1,249,000 for the years ended December 31, 2003 and 2002, respectively

           The Company subleased a substantial portion of this leased facility under an operating lease that expired February 2003. Sublease income for the year ended December 31, 2003 and 2002 was approximately $0.0 and $321,000, respectively. These amounts are reflected as a reduction of rent expense on the consolidated statement of

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

           operations. As a result of the reduction of sublease income in 2002 and the Company's ongoing cash flow problems, a balance of unpaid lease commitments remained at December 31, 2003 in the amount of $732,000. A settlement was reached in January 2004 (see note 17).

           Litigation

           The Company is party to litigation or other legal proceedings that management considers to be a part of the ordinary course of the Company's business. Management believes that the outcome of such litigation or legal proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

           Employment Agreements

           The Company has entered into employment agreements with certain key employees with original terms of three years. These employees terminated their relationship in March, April and November of 2003. At this time under the terms of the agreements the company owes collectively $632,014in severance compensation.

           Provision for Contract Costs

           Optivision's Small Business Innovation Research (SBIR) contracts are subject to audit by the Defense Contract Audit Association ("DCAA") with respect to claims made by Optivision under the SBIR contracts. As of December 31, 2003, final audits of the contracts have been completed and the Company has been assessed $161,000 including accrued interest for overcharges during the years of 1997 and 1998.

           Guarantee to Federal Government for Contracts Assigned to ONI

           Certain government contracts were assigned to ONI (a former division of Optivision) as part of a spin-off during 1998. After the government has approved the assignment of contracts to ONI, Optivision, as transferor, remains a guarantor of the successful completion of the contracts by ONI. As of April 30, 1998, the total contract value of contracts assigned to ONI, which were subject to guarantee by the Company, was $7,047,000. As of December 31, 2003, the Company has not determined which, if any, of these contracts have been closed and, as a result, what the amount of the liability exposure is. However, due to the passage of time the Company estimates that there will be no liability arising from the guarantee.

           Customer service contract liability:

           The Company has service contracts with a total outstanding liability of approximately $180K as of February 2004. The Company expects that a buyer of the intellectual property, should we be able to consummate a sale, will assume this liability given that these customers are vital to the continuation of this business. In the mean time, the Company is not providing technical support or other types of services under the service contracts.

           Product Development Contract:

           Associated with the discontinuance of the streaming video operations is the halting of the Company's new product development under a contract with Creekside Communications Inc. of San Diego, CA. There is a contractual commitment to purchase 800 encoders at $1,650 each and 1,200 decoders at a to be determined price. The purchase of these

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

           units is subject to Creekside completing the development of such products. At this time, these products have not been completed. Assuming that Creekside finishes development of the products, the Company is not sure whether it will be able to meet this obligation at this time since it has discontinued operations and sales. The Company is currently seeking a buyer for these operations and expects that the buyer will purchase encoders and decoders from Creekside, as there is no other source. The Company has accrued approximately $25,000 for certain expenses that were not reimbursed to Creekside as of December 31, 2003.

NOTE 11 - INCOME TAXES

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 are as follows:


                  Deferred tax assets:
                     Federal net operating loss            $   12,840,000
                     State net operating loss                   2,524,000
                     Tax credits                                  185,000
                     Other                                         14,000
                                                           --------------
                     Total deferred tax assets                 15,563,000

                     Less valuation allowance                 (15,563,000)
                                                           --------------

                                                           $            -
                                                           ==============

           The increase in the valuation allowance for the years ended December 31, 2003 and 2002 was $3,937,000 and $3,572,000, respectively. This is as a result of the increase in net deferred tax assets, primarily net operating loss carry forwards (NOL's). Because the Company's management has determined that it is highly unlikely that the net deferred tax assets will be realized, the Company has recorded a 100 percent valuation allowance against the net deferred tax assets.

           Net operating loss carry forwards at December 31, 2003 were approximately $37,800,000 for federal and state income tax purposes. The net operating loss carry forwards expire on various dates through the year 2018. The Internal Revenue Code contains provisions which may limit the net operating loss carry forwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes sufficient uncertainty exists regarding the reliability of the net operating loss carry forwards and other timing difference at December 31, 2003. Accordingly, a valuation allowance has been provided for the entire amount related thereto.

           The provision for income taxes are as follows:

           The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:

                                                          2003          2002
                                                      ------------  ------------
                  Federal income tax rate                  (34.0%)       (34.0%)
                  State tax, net of federal benefit         (6.0%)        (6.0%)
                  Increase in valuation allowance           40.0%         40.0%
                                                      ------------  ------------
                  Effective income tax rate                  0.0%          0.0%
                                                      ============  ============

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

           The income tax expense for the years ended December 31, 2003 and 2002 reflect the minimum California state franchise tax.

NOTE 12 - EMPLOYEE BENEFITS

           The Company adopted Optivision's profit sharing and 401(k) plan (the "Plan") upon consummation of the business combination with Optivision. Under the profit sharing portion of the Plan, the Company, at the discretion of the Board of Directors, may contribute 5% to those employees meeting minimum age and length of service requirements. The Company recognizes expenses as paid. The Company made no matching contributions during the years ended December 31, 2003 and 2002.

           Employees may make pre-tax contributions in amounts from 2% to 15% of compensation up to a pre-determined limit each year.

NOTE 13 - SALES BY REGION

           The Company's sales by geographic regions are as follows for the years ended December 31, 2003 and 2002:

                                                 2003           2002
                                             ------------  ------------
                     United States           $  1,180,058  $  1,539,964
                     Hong Kong                          0        10,443
                     Canada                        47,119       284,476
                     Germany                       54,960       223,015
                     Other                        232,411       182,237
                                             ------------  ------------
                                             $  1,514,548  $  2,240,135
                                             ============  ============

NOTE 14 - GAIN ON EXTINGUISHMENT OF ACCOUNT PAYABLE

           In 2002, the Company successfully negotiated a work-out agreement plan with the creditors of Optivision under which the Company will pay the creditors of Optivision approximately $0.35 for every $1.00 owed on debt listed on the balance sheet as accounts payable-moratorium. In accordance with the workout agreement, the debt was settled in full in June 2002 and a gain of $1,115,787 was recorded for the portion of the debt forgiven.

NOTE 15 - RESTRUCTURING OF BUSINESS

           On January 28, 2004 the Company announced a complete corporate restructuring and the cessation of its networked streaming video operations. Accordingly, assets related to the video operations have been written down to salvage value. Inventories and property and equipment have been written down to $46,000 (see Note 3) and zero (see Note 4) respectively, at December 31, 2003. The effect of these write downs due to the restructuring is summarized below. This amount is reflected as a loss on restructuring of business line item in the consolidated statement of operations.

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                     Inventory net of reserves        $ 796,205
                     Net fixed assets                    96,319
                                                      ---------
                                 Total                $ 892,524


NOTE 16 - STOCK OPTIONS AND WARRANTS

           Stock Options

           The Company has four stock option plans: the 1997 Stock Plan (the "1997 Plan"), the 2000 Stock Plan (the "2000 Plan"), the 2002 Stock Plan (the "2002 Plan") and the 2003 Stock Plan (the "2003 Plan") (collectively, the "Plans"). The 1997 Plan has 394,067 remaining shares available for issuance. The 2000 Plan has 513,303 remaining shares available for issuance. The 2002 Plan has 378,167 remaining shares available for issuance. The 2003 Plan has 9,320,000 remaining shares available for issuance. The Plans specify that the exercise price of Incentive stock options (ISOs) will not be less than 100% (110% for 10% stockholder) of fair market value on the date of grant and that the exercise price of Nonstatutory stock options (NSOs) will not be less than 85% (110% for a 10% stockholder) of fair market value on the date of grant. Options granted under the Plans generally expire up to ten years from the date of grant (five years for a 10% stockholder) and generally vest over four years. Options granted in 2003 were issued with terms of one and two years.

           Stock grants during 2003 of 33,478,966 consisted of 29,590,966 under the employee back pay program and 3,888,000 to employees.

           Stock option activity under the Plans is as follows:

                                                                      Weighted-
                                                        Stock          Average
                                                       Option         Exercise
                                                        Plan            Price
                                                    ------------      ----------

                   Balance, December 31, 2001         6,188,646        $  0.88
                   Granted                            8,847,000        $  0.07
                   Exercised                           (386,388)       $  0.39
                   Canceled                             (27,789)       $  1.52
                                                    -----------
                   Balance, December 31, 2002        14,621,469        $  0.40

                   Granted                           33,478,966        $  0.03
                   Exercised                         (7,498,000)       $  0.03
                   Canceled                          (4,922,000)       $  0.84
                                                    ------------
                   Balance, December 31, 2003        35,680,435        $  0.07
                                                    ============


           The following table summarizes information about stock options outstanding at December 31, 2003:

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                              Options
                              Weighted     Weighted                    Weighted
 Exercise                     Average      Average                     Average
  Price         Shares      Contractual    Exercise       Shares       Exercise
  Range       Outstanding   Life in Yrs     Price      Exercisable      Price
--------------------------------------------------------------------------------
 $0 to $1     35,627,748        0.7        $ 0.06       35,627,748      $ 0.06
 $1 to $2         22,687        6.0        $ 1.10           22,687      $ 1.10
  $ 3.00          30,000        7.0        $ 3.00           30,000      $ 3.00
  $ 4.00               -                                         -
             -----------                               -----------
              35,680,435        0.7        $ 0.06       35,680,435      $ 0.06
             ===========                               ===========


Warrants

           The following table summarizes information about warrants outstanding at December 31, 2003:

           Effective with the November 11, 2003 financing all warrants prices were adjusted to three cents ($0.03). The Company has recorded a charge to earnings for this adjustment approximating $283,214. The fair value for the repricing was estimated using a Black-Scholes pricing model.

                                              Warrants Outstanding & Exercisable
                                              ---------------------------------
                                                  Number       Price     Life
                                               -----------     -----     ----
           Warrants at December 31, 2002         3,915,466     $0.99      3.9

           Expired                              (1,350,000)    $2.75      3.3
           Issued                               22,925,000     $0.03      7.0
           Exercised                           (10,000,000)    $0.05      7.0
                                               -----------     -----      ---
           Warrants at December 31, 2003        15,490,466     $0.03      5.2
                                               -----------     -----      ---


NOTE 17 - RESTATEMENT OF 2001 ACCUMULATED DEFICIT

The Company has restated its 2001 financial statements (as filed in 2002 10-KSB/A) to account for the transaction with Optivision as a recapitalization of Optivision, rather than a purchase in accordance with APB No. 16 as had previously been reported.

The effects of the restatement (for presentation as the December 31, 2001 beginning balance in the Consolidated Statement of Stockholders Deficit) is as follows:

                                                as previously
                                                    filed          as restated
                                                --------------    -------------
Accumulated deficit at December 31, 2001        $ (21,797,659)    $(19,666,955)

                       AMNIS SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 18 - SUBSEQUENT EVENTS

           On January 29, 2004 the Company announced that it had reached a settlement with Alta California Associates to a reduction of the Company's liability of $732,000 to $125,000. The agreement allows the Company up to three years to repay the balance of $125,000, of which none has been repaid to date. The Company will not record a reduction of the liability until th3 full $125,000 has been paid.

           In January 2004 the Company entered into negotiation to acquire Corridor Communications, a wireless fidelity internet service provider, Quik Internet an Internet Service Provider and AshCreek Wireless, all located in Salem, Oregon. The terms of the agreement are subject to Corridor and the Company entering into a definitive agreement. At this time the Company cannot provide any guarantee that we will be able to complete the transaction, as the transaction is subject to extensive due diligence and the negotiation and finalizing of a definitive agreement.

           On February 1, 2004 the Company entered into a month-to-month lease arrangement for four thousand feet of office space in Irvine, California at a cost of $4,000.00 per month

           Since December 31, 2003 approximately 104 million additional shares have been issued; 97 million have been issued for convertible note conversions (see Note 6), 2 million for employee back pay and approximately 5 million for consulting services. The convertible notes have been converted at share prices on the date of conversions in accordance with the terms of each seperate convertible note. Any associated unamortized discount will be written off in full. Shares issued for employee back pay and consulting services will be recorded at their fair value as determined on the date of issuance.