Form 10QSB
period 2004-03-31
AMNIS SYSTEMS INC
filed 2004-05-25
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ________________ to _______________

                                    000-29645
                            (Commission file number)

                          CORRIDOR COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                94-3402831
        (State or other jurisdiction                     (IRS Employer
      of incorporation or organization)               Identification No.)

           1235 PEAR AVENUE, SUITE 109 MOUNTAIN VIEW, CALIFORNIA 94043
                    (Address of principal executive offices)

                                 (650) 961-7000
                           (Issuer's telephone number)

                               AMNIS SYSTEMS, INC.
                3450 HILLVIEW AVENUE, PALO ALTO, CALIFORNIA 94304

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004 - 378,162,623 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                          CORRIDOR COMMUNICATIONS CORP.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial Statements                                              2

           Consolidated Balance Sheet as of March 31, 2004 (unaudited)       2

           Consolidated Statements of Operations for the
           three months ended March 31, 2004 and 2003 (unaudited)            3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2004 and 2003 (unaudited)            4

           Notes to Consolidated Financial Statements (unaudited)           5-10

Item 2.    Management's Discussion and Analysis or Plan of Operations      11-14

Item 3.    Controls and Procedures                                          14

PART II.   OTHER INFORMATION                                                15

Item 1.    Legal Proceedings                                                15

Item 2.    Change in Securities                                             15

Item 3.    Defaults Upon Senior Securities                                  15

Item 4.    Submission of Matters to a Vote of Security Holders              15

Item 5.    Other Information                                                15

Item 6.    Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                  16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                                                   (formerly Amnis Systems,Inc.)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  MARCH 31, 2004
                                                                     (unaudited)


ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $     45,151
     Note receivable                                                                  60,000
     Accounts receivable, net of allowance for doubtful accounts of $ 150,400        102,475
     Inventories, net of reserve of $905,762                                          46,000
     Prepaid expenses and other current assets                                        88,796
                                                                                ------------

          Total current assets                                                       342,422
                                                                                ------------

PROPERTY AND EQUIPMENT                                                                    --
DEBT ISSUANCE COSTS                                                                   96,678
                                                                                ------------

                                                                                $    439,100
                                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Secured promissory note                                                    $    300,000
     Stockholders' notes payable                                                     105,000
     Accounts payable                                                              1,970,991
     Accrued salaries                                                              1,597,036
     Accrued vacation                                                                227,076
     Accrued interest payable                                                        505,745
     Convertible notes payable, current portion (net of discount of $5,404)        1,165,151
     Deferred revenue                                                                 97,206
     Other accrued expenses                                                        1,108,013
                                                                                ------------

          Total current liabilities                                                7,076,218

LONG-TERM LIABILITIES:
     Deferred revenue                                                                 79,151
     Convertible note payable, long-term portion (net of discount of 1,022,320)    1,348,377
                                                                                ------------

          Total liabilities                                                        8,503,746
                                                                                ------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $0.0001 par value; 20,000,000 authorized: none issued               --
     or outstanding Common stock, $0.0001 par value:
       Authorized - 800,000,000 shares
       Issued and outstanding - 354,137,623 shares                                    35,414
     Additional paid-in capital                                                   31,240,379
     Accumulated deficit                                                         (39,340,439)
                                                                                ------------

          Total stockholders' deficit                                             (8,064,646)
                                                                                ------------

          Total liabilities and stockholder's deficit                           $    439,100
                                                                                ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                                                   (formerly Amnis Systems,Inc.)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          March 31
                                                               --------------------------------
For the three months ended                                          2004               2003
-----------------------------------------------------------------------------------------------
                                                                (unaudited)        (unaudited)

SALES                                                          $     137,511      $     432,385

COST OF GOODS SOLD                                                   125,353            328,200
                                                               -------------      -------------

         Gross profit                                                 12,158            104,185
                                                               -------------      -------------

OPERATING EXPENSES
     Research and development                                        141,174            322,100
     Sales and marketing                                              97,438            302,536
     General and administrative                                      577,559            409,355
                                                               -------------      -------------

             Total operating exenses                                 816,171          1,033,991
                                                               -------------      -------------

             Loss from operations                                   (804,013)          (929,806)

OTHER INCOME (EXPENSE)
     Interest expense, net                                          (173,638)           (53,329)
     Amortization of discount on convertible notes payable          (358,049)          (209,344)
     Financing costs                                                  44,079           (126,109)
     Change in fair value of detachable warrants                          --              4,369
     Other, net                                                           --                 41
                                                               -------------      -------------

              Total other income (expense)                          (487,608)          (384,372)
                                                               -------------      -------------

Net loss before taxes                                             (1,291,621)        (1,314,178)
                                                               -------------      -------------

     Income Tax                                                           --                 --
                                                               -------------      -------------

NET LOSS                                                       $  (1,291,621)     $  (1,314,178)
                                                               =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE                        $       (0.00)     $       (0.02)
                                                               =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED            299,825,317         69,356,111
                                                               =============      =============


  The accompanying notes are an integral part of these consolidated financial statements.

                                    CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                                                   (formerly Amnis Systems,Inc.)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             March 31
                                                                                --------------------------------
For the three months ended                                                             2004              2003
                                                                                --------------------------------
                                                                                    (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                      $(1,291,621)     $(1,314,178)
      Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
           Common stock and options issued for services                                  60,135          109,939
           Value of warrants issued for services                                         54,000               --
           Employee salaries exchanged for stock                                         62,522           29,598
           Depreciation and amortization                                                 61,797           15,478
           Amortization of discounts on convertible notes payable                       358,049          209,344
           Change in fair value of warrant liability                                         --           (4,369)
      (Increase) decrease in accounts receivable                                        (20,911)         114,453
      Decrease in inventories                                                                --           76,316
      (Increase) in prepaid expenses and other assets                                   (20,269)         (64,730)
      Increase in accounts payable                                                        1,463          425,392
      Increase in accrued salaries                                                       68,499          433,471
      Increase (decrease) in accrued vacation                                           (18,720)           7,568
      Increase in accrued interest payable                                              111,838           52,119
      Increase in deferred revenue                                                        2,110           17,494
      Increase (decrease) in other accrued expenses                                    (102,175)          25,692
                                                                                    -----------      -----------

           Net cash provided by (used in) operating activities                         (673,283)         133,587
                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Issuance of note receivable                                                       (60,000)              --
      Purchases of property and equipment                                                    --               --
                                                                                    -----------      -----------

           Net cash used in investing activities                                        (60,000)              --
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from financing obligations collateralized by accounts receivable              --          747,749
      Payments on financing obligations collateralized by accounts receivable                --         (937,490)
      Proceeds from the exercise of warrants                                             25,000               --
      Proceeds from secured promissory notes                                            300,000               --
                                                                                    -----------      -----------

           Net cash provided by (used in) financing activities                          325,000         (189,741)
                                                                                    -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (408,283)         (56,154)

CASH AND CASH EQUIVALENTS, beginning of period                                          453,434           87,470
                                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                            $    45,151      $    31,316
                                                                                    ===========      ===========


NON CASH INVESTING AND FINANCING ACTIVITIES:
      Accrued interest exchanged for common stock                                   $    17,792      $    27,953
      Accrued penalties in exchange for common stock                                    180,000               --
      Convertible note payable exchanged for common stock                               416,820          162,000
      Note payable and interest in exchange for convertible note payable                     --               --
      Discount on convertible note payable                                                   --               --
                                                                                    ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for income taxes                                                    $        --      $        --
      Cash paid for interest                                                        $        --      $        --
                                                                                    ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (FORMERLY AMNIS SYSTEMS,INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      The unaudited consolidated financial statements have been prepared by Corridor Communications Corp. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

      On January 28, 2004, the Company announced a complete corporate restructuring and the cessation of all its operations. Inventories and property and equipment have been written down to there estimated salvage values at December 31, 2003. In January 2004 we entered into negotiation to acquire Corridor Communications Corporation, a wireless fidelity internet service provider, Quik Internet, an Internet Service Provider, and AshCreek Wireless, all located in Salem, Oregon. On May 6, 2004, the Company completed its acquisition of the assets of Corridor Communications Corporation, an Oregon corporation, and is currently working to enter into definitive agreements with Quik Internet and AshCreek Wireless. At this time we cannot provide any guarantee that we will be able to complete the transactions with Quik Internet and AshCreek Wireless, as the transactions are subject to extensive due diligence and the negotiation and finalizing of a definitive agreement.

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2004 of $1,291,621 and at March 31, 2004, had an accumulated deficit of $39,340,439 and a working capital deficit of $6,733,796. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently announced its intention to acquire Corridor Communications Corporation, Ashcreek Wireless and Quik Internet. The Company has received $300,000 in additional funding from existing investors in March 2004 and is currently negotiating for additional funds of approximately $1.5 million from this same investor base. The Company expects to close this round of financing during the second quarter of 2004. The Company believes that with the new acquisition and sufficient capital to fund operations that the Company will be able to achieve profitable operations, but there can be no assurance that the Company will generate positive cash flows from operations sufficient to sustain operations in the near term.

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (FORMERLY AMNIS SYSTEMS,INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - STOCK OPTIONS

      The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:


                                                 2004             2003
                                             -----------      -----------

Net loss as reported                         $(1,291,621)     $(1,314,178)
Expense recognized                                    --               --
Pro forma expense                                (40,036)        (159,571)
                                             -----------      -----------

Pro forma net loss                           $(1,331,657)     $(1,473,749)
                                             ===========      ===========
Basic and diluted loss per common share:
    As reported                              $     (0.00)     $     (0.02)
    Pro forma                                $     (0.00)     $     (0.02)


      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and for the years ended December 31, 2003 and 2002, respectively: risk-free interest rate of 3.0%, 3.0% and 3.5%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 386%, 735% and 137%; and a weighted average expected life of the option of 1.0, 1.5 and 4.0 years. There were 3,000,000 options granted during the three months ended March 31, 2004.

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

NOTE 3 - EARNINGS PER SHARE

      In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (FORMERLY AMNIS SYSTEMS,INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      dilutive. At March 31, 2004, the Company had outstanding warrants and options to purchase shares of common stock of 51,170,901, of which all were antidilutive and at March 31, 2004.


NOTE 4 - NOTE RECEIVABLE

      The Company advanced to Corridor Communication Corporation, an Oregon corporation (See Note 10) $60,000 pursuant to a promissory note dated March 16, 2004. The note bears interest at 8% per annum and is due on March 16, 2005.


NOTE 5 - SECURED PROMISSORY NOTE

      On March 2, 2004, the Company issued four (4) secured promissory notes for $75,000 each to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, SDS Merchant Fund and Bristol Capital. The notes bear interest at 12% per annum and are due on March 15, 2004. The notes represent an advance against the purchase price for a convertible debenture that the Company expects to issue in June 2004. All amounts due under these notes are payable on demand by the investor, provided however, that the investors will not demand payment before the earlier of the due date (March 15, 2004) and the closing date of the convertible debenture. The Company is currently in default on these notes, but expects to repay the balance of these notes from the proceeds of the convertible debenture that is expected to fund in June 2004.


NOTE 6 - CONVERTIBLE NOTES PAYABLE


      A rollforward of the convertible notes payable is as follows:

            Balance, December 31, 2003                   $   2,572,299
            Conversions into equity                           (416,820)
            Amortization of discounts                          358,049
                                                         -------------
            Balance, March 31, 2004                          2,513,528
            Less current portion                            (1,165,151)
                                                         -------------
            Long-term portion                            $   1,348,377
                                                         =============


NOTE 7 - OTHER ACCRUED EXPENSES

      Other accrued expenses at March 31, 2004 consisted of the following:

            Penalty for not registering shares
              issued in February 2002                    $     243,641
            Penalty for not registering shares
              underlying convertible debentures                316,567
            Value of reset option provision in
              September 18, 2002 agreement                     444,269
            Other                                              103,536
                                                         -------------
                                                         $   1,108,013
                                                         =============

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (FORMERLY AMNIS SYSTEMS,INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' DEFICIT

      During the three months ended March 31, 2004, the Company issued the following shares of its common stock:

            o 2,164,063 shares to consultants for services rendered valued at $60,135. The value of the services was based on the market price of the Company's stock at the date of grant times the number of shares issued;

            o 67,259,797 shares to investors in connection with the conversion of $416,820 of convertible notes payable;

            o 2,182,898 shares to investors in connection with the conversion of accrued interest on convertible notes payable of $17,792;

            o 26,000,000 shares to an investor in connection with accrued penalties of $180,000 associated with a reset option provision;

            o 2,120,000 shares to employees for payment of $62,522 in accrued salaries; and

            o 5,000,000 shares to a consultant in connection with the exercise of warrants.

      During the three months ended, the Company issued to a consultant a total of 5,000,000 warrants to purchase 5,000,000 shares of the Company's common stock at $0.005 per share. These warrants were valued at $54,000 using the Black-Scholes option pricing model using the following assumptions: term of 0.083 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 735%. These warrants were exercised during the three months ended March 31, 2004.


NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement were applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that were effective for fiscal quarters that began prior to June 15, 2003, were applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions and accordingly, the adoption of FASB 149 did not have an impact on the Company's consolidated financial statements.

      During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (FORMERLY AMNIS SYSTEMS,INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has adopted FASB 150 which did not have an impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.

      In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

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

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (FORMERLY AMNIS SYSTEMS,INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.


NOTE 10 - SUBSEQUENT EVENTS

      On May 6, 2004, the Company entered into a asset purchase agreement with Corridor Communications Corporation, an Oregon corporation, whereby the Company purchased all the assets of Corridor Communications Corporation common stock in exchange for 12,000,000 shares of the Company's common stock.

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (FORMERLY AMNIS SYSTEMS,INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

We are a Delaware corporation formed in July 1998. Until our discontinuance of video operation in January 2004 we made hardware and software products for the creation, management and transmission of high-quality digital video over computer networks. From January 2004 until May 2004, we had no business activities. During this period we were attempting to locate and negotiate with a business entity for the merger of that target business into us or the acquisition of the assets of that business. In January we entered into negotiation to acquire Corridor Communications Corporation, a wireless fidelity internet service provider, Quik Internet, an Internet Service Provider and AshCreek Wireless, all located in Salem, Oregon. On May 6, 2004, we completed our acquisition of the assets of Corridor Communications Corporation, an Oregon corporation, and are currently working to enter into definitive agreements with Quik Internet and AshCreek Wireless. The terms of the agreement are subject to entering into a definitive agreement. At this time we cannot provide any guarantee that we will be able to complete the transaction, as the transaction is subject to extensive due diligence and the negotiation and finalizing of a definitive agreement.

We were formed on July 29, 1998. On April 16, 2001, we merged with Optivision, Inc., an operating company, in an exchange of common stock accounted for as a recapitalization of Optivision, Inc accounted for as a reverse merger. In accounting for this transaction Optivision is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Optivision have been presented for the comparative prior period. Control of the net assets and business of our company was acquired effective April 16, 2001


CRITICAL ACCOUNTING POLICIES

There are no other critical accounting policies other than those noted in Note 1 in our annual consolidated financial statements included in Form 10-KSB for the year ended December 31, 2003.

RECENT DEVELOPMENTS

On January 26, 2004, Steven Peltier resigned as President and CEO.

On January 28, 2004, the Company announced a complete corporate restructuring and the cessation of its video networking operations. Accordingly, assets related to the video operations have been revalued resulting in a charge to income of $892,524 as a loss on discontinued operations for the year ended December 31, 2003.

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

On February 1, 2004, the Company entered into a month-to-month lease arrangement for four thousand feet of office space in Irvine, California at a cost of $4,000.00 per month

On February 4, 2004, the Company announced that it has entered into a letter of intent to acquire Corridor Communications Corporation a provider of Wireless Fidelity Internet Services, Quik Internet an Internet Service Provider and AshCreek Wireless, all located in Salem Oregon. On May 6, 2004, we completed our acquisition of the assets of Corridor Communications Corporation.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003


REVENUE:

Revenues generated during the three months ended March 31, 2004 of $137,511 were down 68.2% compared to $432,385 for the three months ended March 31, 2003. This decrease of $294,874 in revenues is a result of the decision in January 2004 to discontinue our current operations.

COST OF GOODS SOLD:

Cost of goods sold decreased 61.8% or $202,847 to $125,353 for the three months ended March 31, 2004 from $328,200 for the three months ended March 31, 2003. Revenue decreased 68.2% for the same period. The increase in costs as a percentage of revenue is the result of the sale of lower margin product as compared to the prior period.

RESEARCH AND DEVELOPMENT:

Research and development dropped by 56.2% or $180,926 to $141,174 for the three months ended March 31, 2004 from $322,100 for the three months ended March 31, 2003 as a result of reduced employees and the decision to discontinue current operations.

SALES AND MARKETING:

Sales and marketing expenses were down 67.8% or $205,098 to $97,438 for the three months ended March 31, 2004 from $302,536 for the three months ended March 31, 2003 as a result of the Company not attending trade shows and a virtual curtailment of sales as a result of the decision to discontinue current operations.

GENERAL AND ADMINISTRATIVE:

General and administrative (G&A) expenses increased 41.1% or $168,204 for the three months ended March 31, 2004 to $577,559 from $409,355 for the three months ended March 31, 2003 primarily due to higher professional fees.

OTHER INCOME (EXPENSE):

Interest expense increased 225.6% or $120,309 to $173,638 for the three months ended March 31, 2004 from $53,329 for the three months ended March 31, 2003. The increase is due to higher note payable balances and the amortization of debt issuance costs associated with the new convertible notes payable. Amortization on discount of convertible notes payable increased due to the issuance of more convertible notes payable in the latter half of 2003 that had discounts related to the value of the detachable warrants and the beneficial conversion features. Financing costs in 2003 are penalties for not filing and obtaining effectiveness of a registration statement registering the shares of the Company's common stock underlying the February 2002 private placement and the two June 2002 convertible debentures. Incurrence of penalties ceased on September 5, 2003 when the registration statement became effective. The value of detachable warrants associated with the convertible debentures is computed at the end of each accounting period using Black Sholes calculations. As of December 31, 2003 there was no further liability associated with the warrants due to the effective registration of such warrants. For the three months ended March 31, 2004, we recognized other income related to financings costs of $44,079. This income is related to the reduction in the accrual related to the penalties associated with the February 2002 private placement. The penalties were calculated at March 31, 2004 based on the formula in the private placement agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had cash and cash equivalents of $453,434 compared to $45,151 at March 31, 2004. In the three months ended March 31, 2004, negative working capital has deteriorated by $1,078,047 to $6,733,796 at March 31, 2004 from $5,655,749 at December 31, 2003 due to an increase in short -term financing of $300,000 and an increase in the amount of convertible debentures that come due within the next twelve months.

We had continuing "Losses from operations" in the three months ended March 31, 2004 of $804,013 before non-cash charges resulting from stock and warrants issued for consulting services of $114,135. We are currently unable to project when the business may no longer generate a loss

On May 9, 2003, we entered into a securities purchase agreement with three investors for the sale of (i) $1,000,000 in convertible debentures and (ii) a warrants to buy 5,000,000 shares of our common stock. In addition, in exchange for cancellation of a reset option by one investor, the Company issued an investor a convertible debenture in the amount of $910,120.

In September 2003, we entered into a financing agreement with an accredited investor, pursuant to which we issued and sold 12% two-year secured convertible debentures in the principal amount of $250,000 and 1,250,000 warrants to purchase shares of our common stock, subject to antidilution adjustment

In October 2003, we entered into an agreement with two creditors whereby we agreed to pay the creditors, in connection with a senior security interest in the amount of $531,397, in shares of common stock

In November 2003, we entered into a financing agreement with accredited investors, pursuant to which we issued and sold 12% two-year secured convertible debentures in the principal amount of $1,100,000 and 5,500,000 warrants to purchase shares of our common stock, subject to antidilution adjustment.

In March 2004, we obtained $300,000 from our current investors. These funds will be repaid from the proceeds of an upcoming financing agreement that is expected to fund in the second quarter of 2004. We cannot provide any guarantee that we will be able to finalize this financing agreement.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

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

ITEM 2. CHANGE IN SECURITIES

During the three months ended March 31, 2004, the Company issued the following shares of its common stock:

      o 2,164,063 shares to consultants for services rendered valued at $60,135. The value of the services was based on the market price of the Company's stock at the date of grant times the number of shares issued.

      o 67,259,797 shares to investors in connection with the conversion of $416,820 of convertible notes payable.

      o 2,182,898 shares to investors in connection with the conversion of accrued interest on convertible notes payable of $17,792.

      o 26,000,000 shares to an investor in connection with accrued penalties associated with a reset option provision.

      o 2,120,000 share to employees for payment of $62,522 in accrued salaries.

      o 5,000,000 shares to a consultant in connection with the exercise of warrants.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on four (4) promissory notes totaling $300,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

--------------------------------------------------------------------------------
     NUMBER          EXHIBIT
--------------------------------------------------------------------------------
      31.1  Rule 13a-14(a) Certification of the Acting CFO
--------------------------------------------------------------------------------
      31.2  Rule 13a-14(a) Certification of the CFO
--------------------------------------------------------------------------------
      32.1 Certification of the Acting CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
      32.2 Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------


(b) Reports on Form 8-K

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORRIDOR COMMUNICATIONS CORP.



May 24, 2004                 By: /s/ Scott Mac Caughern
                                 -----------------------
                                     Scott Mac Caughern
                                     President, Acting Chief Financial Officer
                                       and Chairman of the Board


                             By: /s/ J. Michael Heil
                                 -----------------------
                                     J. Michael Heil
                                     Chief Executive Officer