Form 10QSB
period 2004-06-30
Corridor Communications Corp
filed 2004-08-16
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2004 - 586,373,631 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CORRIDOR COMMUNICATIONS CORP.
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Consolidated Financial Statements (unaudited)                                         2

           Consolidated Balance Sheet as of June 30, 2004 (unaudited)                            2

           Consolidated Statements of Operations for the
           three and six months ended June 30, 2004 and 2003 (unaudited)                         3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)                                   4

           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                           12

Item 3.    Controls and Procedures                                                              15

PART II.   OTHER INFORMATION                                                                    17

Item 1.    Legal Proceedings                                                                    17

Item 2.    Change in Securities                                                                 17

Item 3.    Defaults Upon Senior Securities                                                      17

Item 4.    Submission of Matters to a Vote of Security Holders                                  18

Item 5.    Other Information                                                                    18

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES                                                                                      18


PART I.    CONSOLIDATED FINANCIAL INFORMATION (unaudited)

Item 1.    Financial Statements

                  Corridor Communications Corp. and Subsidiary
                         (formerly Amnis Systems, Inc.)
                           Consolidated Balance Sheet

                                                                                 June 30, 2004
                                                                                  (unaudited)
                                                                                ----------------
Assets

Current Assets:
     Cash and cash equivalents                                                  $          6,072
     Accounts receivable, net of allowance for doubtful accounts of $ 145,886             18,814
     Inventories, net of reserve of $905,762                                              57,689
     Prepaid expenses and other current assets                                            42,761
     Debt issuance costs                                                                  14,235
                                                                                ----------------

          Total current assets                                                           139,571
                                                                                ----------------

Property and Equipment                                                                   198,298
Franchise                                                                                 49,000
Customer list                                                                            180,729
Debt Issuance Costs                                                                       46,395
Goodwill                                                                                  11,542
                                                                                ----------------
                                                                                $        625,535
                                                                                ================


Liabilities and Stockholders' Deficit

Current Liabilities:
     Secured promissory note                                                    $        500,000
     Stockholders' notes payable                                                         155,000
     Notes payable, current portion                                                        7,335
     Accounts payable                                                                  2,039,160
     Accrued salaries                                                                  1,608,747
     Accrued vacation                                                                    229,687
     Accrued interest payable                                                            581,863
     Customer deposits                                                                    20,350
     Convertible notes payable, current portion (net of discount of $250,347)          2,015,327
     Deferred revenue                                                                     60,496
     Other accrued expenses                                                            1,118,450
                                                                                ----------------

          Total current liabilities                                                    8,336,415

Long-Term Liabilities:
     Deferred revenue                                                                     79,008
     Note payable, long-term portion                                                      58,237
     Convertible note payable, long-term portion (net of discount of $454,587)           515,990
                                                                                ----------------

          Total liabilities                                                            8,989,650
                                                                                ----------------

Stockholders' Deficit:
     Preferred stock, $0.0001 par value; 20,000,000 authorized: none issued or outstanding
     Common stock, $0.0001 par value:
       Authorized - 1,600,000,000 shares
       Issued and outstanding - 580,448,001 shares                                        58,044
     Additional paid-in capital                                                       32,462,226
     Accumulated deficit                                                             (40,884,385)
                                                                                ----------------

          Total stockholders' deficit                                                 (8,364,115)
                                                                                ----------------

          Total liabilities and stockholder's deficit                           $        625,535
                                                                                ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           June 30,                           June 30,
For the three and six months ended                                    2004            2003               2004           2003
                                                                  ----------------------------    --------------------------------
                                                                   (unaudited)    (unaudited)        (unaudited)    (unaudited)

Sales                                                            $           -  $            -     $            - $              -

Cost of Goods Sold                                                           -               -                  -                -
                                                                 -------------  --------------     --------------  ---------------

       Gross profit                                                          -               -                  -                -
                                                                 -------------  --------------     --------------  ---------------

Operating Expenses
    General and administrative                                         606,286               -            606,286                -
                                                                 -------------  --------------     --------------  ---------------

          Total operating exenses                                      606,286               -            606,286                -
                                                                 -------------  --------------     --------------  ---------------

          Loss from operations                                        (606,286)              -           (606,286)               -

Other Income (Expense)
    Interest expense, net                                             (146,698)       (151,873)          (320,336)       (205,202)
    Amortization of discount on convertible notes payable             (322,790)       (206,148)          (680,839)       (415,492)
    Financing costs                                                   (111,562)       (764,881)           (67,483)       (890,990)
    Change in fair value of detachable warrants                              -        (351,189)                 -        (346,820)
    Other, net                                                               -            (426)                 -            (385)
                                                                 -------------  --------------     --------------  ---------------

           Total other income (expense)                               (581,050)     (1,474,517)        (1,068,658)     (1,858,889)
                                                                 -------------  --------------     --------------  ---------------

Net loss before taxes and discontinued operations                   (1,187,336)     (1,474,517)        (1,674,944)     (1,858,889)
                                                                 -------------  --------------     --------------  ---------------

    Income Tax                                                               -               -                  -               -

Net loss from continuing operations                                 (1,187,336)     (1,474,517)        (1,674,944)     (1,858,889)

Discontinued operations
    Loss from operations of discontinued operations                   (356,610)       (777,449)        (1,160,623)     (1,707,259)
                                                                 -------------  --------------     --------------  ---------------

Net loss                                                         $  (1,543,946) $   (2,251,966)    $   (2,835,567) $   (3,566,148)
                                                                 =============  ==============     ==============  ===============

Basic and Diluted Loss per Common Share
    Continuing operations                                        $       (0.00) $        (0.01)    $        (0.00)$         (0.02)
    Discontinued operations                                              (0.00)          (0.01)             (0.00)          (0.02)
                                                                 -------------  --------------     --------------  ---------------
                                                                 $       (0.00) $        (0.02)    $        (0.01)$         (0.04)
                                                                 -------------  --------------     --------------  ---------------

Weighted average shares outstanding - basic & diluted              399,344,537     100,317,803        349,584,927      84,922,487
                                                                 =============  ==============     ==============  ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        June 30,
For the six months ended                                                        2004                2003
                                                                      --------------------  -----------------
                                                                               (unaudited)        (unaudited)

Cash Flows from Operating Activities:
      Net loss                                                        $        (2,835,567) $      (3,566,148)
      Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
          Common stock and options issued for services                            673,528            135,467
          Value of warrants issued for financing costs                            108,666                  -
          Employee salaries exchanged for stock                                    62,522             29,598
          Depreciation and amortization                                                 -             30,259
          Amortization of discounts on convertible notes payable                  680,839            415,492
          Amortization of debt issuance costs                                      97,845             10,064
          Change in fair value of warrant liability                                     -            346,820
      (Increase) decrease in accounts receivable                                   84,739            137,926
      Decrease in inventories                                                     (11,689)           (62,482)
      (Increase) in prepaid expenses and other assets                              25,766            (47,823)
      Increase in accounts payable                                                 58,922            120,184
      Increase in accrued salaries                                                 80,210            926,039
      Increase (decrease) in accrued vacation                                     (16,109)            24,743
      Increase in accrued interest payable                                        223,873            174,231
      Increase in deferred revenue                                                (51,141)             2,434
      Increase (decrease) in other accrued expenses                               (91,738)           916,607
                                                                      --------------------  ------------------

          Net cash provided by (used in) operating activities                     (909,334)          (406,589)
                                                                      --------------------  ------------------

Cash Flows from Investing Activities:
      Payments for acquisition of companies, net                                   (56,235)                 -
      Purchases of property and equipment                                           (6,793)            (4,047)
                                                                      --------------------  ------------------

          Net cash used in investing activities                                    (63,028)            (4,047)
                                                                      --------------------  ------------------

Cash Flows from Financing Activities:
      Proceeds from financing obligations collateralized by accounts receivable          -            792,806
      Payments on financing obligations collateralized by accounts receivable            -         (1,163,672)
      Payment of debt issuance costs                                                     -           (116,500)
      Proceeds from issuance of common stock                                             -              3,000
      Proceeds from convertible debentures                                               -          1,000,000
      Proceeds from the exercise of warrants                                        25,000                  -
      Proceeds from secured promissory notes                                       500,000                  -
                                                                      --------------------  ------------------

          Net cash provided by (used in) financing activities                      525,000            515,634
                                                                      --------------------  ------------------

Net decrease in cash and cash equivalents                                         (447,362)           104,998
                                                                      --------------------  ------------------

Cash and cash equivalents, beginning of period                                     453,434             87,470
                                                                      --------------------  ------------------

Cash and cash equivalents, end of period                              $              6,072  $         192,468
                                                                      ====================  ==================


Non Cash Investing and Financing Activities:
      Accrued interest exchanged for common stock                     $             53,709  $         194,633
      Accrued penalties in exchange for common stock                               180,000                  -
      Convertible note payable exchanged for common stock                          721,821            191,700
      Note payable and interest in exchange for convertible note payable                 -                  -
      Discount on convertible note payable                                               -          1,218,247
                                                                      ====================  ==================

Supplemental Disclosures of Cash Flow Information:
      Cash paid for income taxes                                      $                  -  $               -
                                                                      ====================  ==================
      Cash paid for interest                                          $                  -  $               -
                                                                      ====================  ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      The unaudited consolidated financial statements have been prepared by Corridor Communications Corp. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2004 of $2,835,567 and at June 30, 2004, had an accumulated deficit of $40,884,385 and a working capital deficit of $8,196,844. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently acquired Corridor Communications Corporation, Ashcreek Wireless and Quik Internet of the Valley, Inc. The Company is also negotiating for the purchase of Eagle West, a cable company located in Mesa, Arizona. Subsequent to June 30, 2004 the Company issued 1,457 shares of its Series A Convertible Preferred Stock to existing investors for gross proceeds of $2,550,000. The Company believes that with the new acquisitions and sufficient capital to fund operations that the Company will be able to achieve profitable operations, but there can be no assurance that the Company will generate positive cash flows from operations sufficient to sustain operations in the near term.

NOTE 2 - STOCK OPTIONS

      The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2004 and 2003:

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                                         2004            2003
                                                                                  ---------------  ----------------
                  Net loss as reported                                       $         (2,835,567) $     (3,566,148)
                  Expense recognized                                                            -                 -
                  Pro forma expense                                                       (40,036)         (546,941)
                                                                             --------------------- ----------------

                  Pro forma net loss                                         $         (2,875,603) $     (4,113,089)
                                                                             ====================  ================
                  Basic and diluted loss per common share:
                      As reported                                            $             (0.01)  $         (0.04)
                      Pro forma                                              $             (0.01)  $         (0.04)

      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2004: risk-free interest rate of 3.0%, 3.0% and 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 386%, and a weighted average expected life of the option of 1.0 years.

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

NOTE 3 - EARNINGS PER SHARE

      In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004, the Company had outstanding warrants and options to purchase shares of common stock of 81,170,901, of which all were antidilutive and at June 30, 2004.


NOTE 4 - NOTE RECEIVABLE

      The Company advanced to Corridor Communication Corporation, an Oregon corporation (See Note 10) $60,000 pursuant to a promissory note dated March 16, 2004. The note bears interest at 8% per annum and is due on March 16, 2005. This note was forgiven on June 30, 2004 and was considered part of the purchase price for Ashcreek Wireless. (See Note 9).


NOTE 5 - SECURED PROMISSORY NOTE

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      On March 2, 2004, the Company issued four (4) secured promissory notes for $75,000 each to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, SDS Merchant Fund and Bristol Capital. The notes bear interest at 12% per annum and were due on March 15, 2004. These notes were repaid in July 2004 from the proceeds of the sale of 1,457 shares of the Company's Series A Convertible Preferred Stock. (See Note 11).

      On April 28, 2004 and May 4, 2004, the Company issued secured promissory notes for $100,000 each to Bristol Capital. The notes bear interest at 12% per annum and were due on June 15, 2004. These notes were repaid in July 2004 from the proceeds of the sale of 1,457 shares of the Company's Series A Convertible Preferred Stock. (See Note 11). In addition, in connection with these two promissory notes, the Company issued to Bristol Capital a total of 30,000,000 warrants to purchase shares of the Company's common stock for $0.005 per shares. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with these promissory notes. The estimated value of the warrants of $240,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 402%. The face amount of the notes of $200,000 was proportionately allocated to the notes and the warrants in the amount of $91,334 and $108,666, respectively. The amount allocated to the warrants of $108,666 was recorded as a discount on the notes and as an addition to additional paid in capital. The discount of $108,666 was amortized over the year life of the notes. As of June 30, 2004, the entire discount of $180,666 has been amortized to financings costs in the accompanying consolidated statements of operations.


NOTE 6 - CONVERTIBLE NOTES PAYABLE


      A rollforward of the convertible notes payable is as follows:

              Balance, December 31, 2003                                                $       2,572,299
              Conversions into equity                                                            (721,821)
              Amortization of discounts                                                           680,839
                                                                                        -----------------
              Balance, June 30, 2004                                                            2,531,317
              Less current portion                                                             (2,015,327)
                                                                                        -----------------
              Long-term portion                                                         $         515,990
                                                                                        =================

NOTE 7 - OTHER ACCRUED EXPENSES

      Other accrued expenses at June 30, 2004 consisted of the following:

               Penalty for not registering shares issued in February 2002                $     243,641
               Penalty for not registering shares underlying
                  convertible debentures                                                       316,567
               Value of reset option provision in September 18, 2002 agreement                 447,190
               Other                                                                           111,052
                                                                                        -----------------
                                                                                         $   1,118,450
                                                                                        =================

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' DEFICIT

      During the six months ended June 30, 2004, the Company issued the following shares of its common stock:

      o 93,232,524 shares to two officers of the Company for services rendered valued at $559,395. The value of the services was based on the market price of the Company's stock at the date of grant times the number of shares issued;

      o 2,164,063 shares to consultants for services rendered valued at $60,135. The value of the services was based on the market price of the Company's stock at the date of grant times the number of shares issued;

      o 162,388,613 shares to investors in connection with the conversion of $721,821 of convertible notes payable;

      o 13,131,936 shares to investors in connection with the conversion of accrued interest on convertible notes payable of $53,709;

      o     26,000,000   shares  to  an  investor  in  connection  with  accrued
            penalties of $180,000 associated with a reset option provision;

      o 2,120,000 shares to employees for payment of $62,522 in accrued salaries;

      o 5,000,000 shares to a consultant in connection with the exercise of warrants; and

      o 27,000,000 shares in connection with the acquisitions of Corridor Communications Corporation, an Oregon corporation, Ashcreek Wireless, a sole proprietorship, and Quik Internet of the Valley, Inc., an Oregon corporation.

      During the six months ended, the Company issued to a consultant a total of 5,000,000 warrants to purchase 5,000,000 shares of the Company's common stock at $0.005 per share. These warrants were valued at $54,000 using the Black-Scholes option pricing model using the following assumptions: term of 0.083 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 735%. These warrants were exercised during the six months ended June 30, 2004.


NOTE 9 - ACQUISITIONS

      Corridor Communications Corporation

      On May 6, 2004, the Company purchased all the assets of Corridor Communications Corporation, an Oregon corporation ("CCC") for 12,000,000 shares of the Company's common stock. The 12,000,000 shares were valued at $108,000, the market value of the Company's stock at the acquisition date. This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, "Business Combinations," and accordingly, the purchase price has been allocated to the assets acquired and the

                  CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARY
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      liabilities assumed based upon the estimated fair values at the date of acquisition. The allocation of the purchase price as shown below is preliminary, and may be adjusted upon the completion of an appraisal of the property and equipment and other future analyses.

      The allocation of the purchase price is as follows:

                   Property and equipment                   $          108,000
                                                            ------------------
                   Purchase price                           $          108,000
                                                            ==================


      Ashcreek Wireless

      On June 30, 2004, the Company purchased all the assets of Ashcreek Wireless, a sole proprietorship ("Ashcreek") for 7,500,000 shares of the Company's common stock plus $60,000 in cash that was previously paid to Ashcreek. The 7,500,000 shares were valued at $63,750, the market value of the Company's stock at the acquisition date. This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, "Business Combinations," and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The allocation of the purchase price as shown below is preliminary, and may be adjusted upon the completion of an appraisal of the property and equipment and other future analyses.

      The allocation of the purchase price is as follows:

                    Cash                                    $            3,765
                    Accounts receivable                                  6,690
                    Property and equipment                              80,980
                    Customer list                                       48,700
                    Goodwill                                            11,542
                    Unearned revenue                                    (7,577)
                    Customer deposits                                  (20,350)
                                                            ------------------
                    Purchase price                          $          123,750
                                                            ==================


      Quik Internet

      On June 30, 2004 the Company purchased all the assets of Quik Internet of the Valley, Inc., an Oregon corporation ("Quik") for 7,5000,000 shares of Corridor's common stock plus the issuance of a $50,000 note payable to the sellers and the assumption of a related party note payable of $65,572. The 7,500,000 shares were valued at $63,750, the market value of the Company's stock at the acquisition date. This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, "Business Combinations," and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The allocation of the purchase price as shown below is preliminary, and may be adjusted upon the completion of an appraisal of the property and equipment and other future analyses.

      The allocation of the purchase price is as follows:

                   Accounts receivable                                  15,299
                   Property and equipment                                2,525
                   Franchise                                            49,000
                   Customer list                                       132,029
                   Accounts payable                                    (10,710)
                   Unearned revenue                                     (8,821)
                   Note payable to sellers                             (50,000)
                   Note payable to bank                                (65,572)
                                                            ------------------
                   Purchase price                           $           63,750
                                                            ==================



      The operating results of CCC, Ashcreek and Quik will be included in the Company's consolidated results of operations from their respective acquisition dates. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred on January 1, 2003. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 2003, appropriately, or of any potential results which may occur in the future.

                                                                        Six Months Ended
                                                                            June 30,
                                                                     2004                2003
                                                               -----------------  ----------------
                  Net sales                                    $         325,729  $        871,816
                                                               =================  ================
                  Gross profit                                 $         118,584  $        285,830
                                                               =================  ================
                  Operating expenses                           $       1,890,537  $      2,013,357
                                                               =================  ================
                  Net loss                                     $       2,844,135  $      3,589,480
                                                               =================  ================
                  Basic and diluted loss per share             $            0.01  $           0.03
                                                               =================  ================
                  Weighted average shares                            376,584,927       111,922,487
                                                               =================  ================

NOTE 10 - DISCONTINUED OPERATIONS

      In January 2004, the Company made the decision to discontinue its video operation which consisted of the manufacturing of hardware and software products for the creation, management and transmission of high-quality digital video over computer networks. At that time the Company decided to focus its efforts on the acquisition of certain businesses in the wireless internet service business.

      All of the principal assets associated with the Company's video operations were written down as of December 31, 2003. The Company is still responsible for all the liabilities incurred by its video operations which continue to be presented under their proper captions in the accompanying consolidated balance sheet. The operating results of the Company's video operations have been presented as discontinued operations in the accompanying consolidated statements of operations.

      Below is a summary of the operating results of the Company's video operations for the six months ended June 30, 2004 and 2003:

                                                                         Six Months Ended
                                                                            June 30,
                                                                      2004               2003
                                                               -----------------  ----------------
                  Net sales                                    $         145,112  $        701,448
                                                               =================  ================
                  Gross profit                                 $          12,937  $        197,611
                                                               =================  ================
                  Operating expenses                           $       1,173,560  $      1,904,870
                                                               =================  ================
                  Loss from operations                         $       1,160,623  $      1,707,259
                                                               =================  ================

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


NOTE 12 - SUBSEQUENT EVENTS

      On July 23, 2004 the Company issued 1,457 shares of its Series A Convertible Preferred Stock to existing investors for gross proceeds of $2,550,000. The net proceeds received by the Company were $1,741,000 after repaying the secured promissory notes of $500,000, the payment of $255,000 in commissions and the payment of $54,000 in legal fees associated with the transaction.

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

OVERVIEW

We are a Delaware corporation formed in July 1998. Until our discontinuance of our video operations in January 2004, we manufactured and marketed hardware and software products for the creation, management and transmission of high-quality digital video over computer networks. In May 2004 we acquired Corridor Communications Corporation, a wireless fidelity internet service provider and in June 2004 we acquired Quik Internet an Internet Service Provider and AshCreek Wireless, both located in Salem, Oregon. We are currently negotiating for the purchase of substantially all of the assets Eagle West Communications, LLC, a cable company located in Mesa, Arizona. At this time we cannot provide any guarantee that we will be able to complete this transaction, as the transaction is subject to extensive due diligence and the negotiation and finalizing of a definitive agreement.

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

RESULTS OF OPERATIONS

Discontinued Operations

In January 2004, we discontinued our video operation which consisted of the manufacturing and marketing of hardware and software products for the creation, management and transmission of high-quality digital video over computer networks.

All of the principal assets associated with our video operations were written down as of December 31, 2003. We are still responsible for all the liabilities incurred by our video operations which continue to be presented under their proper captions in the accompanying consolidated balance sheet included elshwhere in this Form 10-QSB. The operating results of our video operations have been presented as discontinued operations in the accompanying consolidated statements of operations included elsewhere in this Form 10-QSB.

Below is a summary of the operating results of our video operations for the six months ended June 30, 2004 and 2003:

                                                                        Six Months Ended
                                                                           June 30,
                                                                      2004               2003
                                                               -----------------  ----------------
                  Net sales                                    $         145,112  $        701,448
                                                               =================  ================
                  Gross profit                                 $          12,937  $        197,611
                                                               =================  ================
                  Operating expenses                           $       1,173,560  $      1,904,870
                                                               =================  ================
                  Loss from operations                         $       1,160,623  $      1,707,259
                                                               =================  ================


Three Months Ended June 30, 2004 as compared to the Three Months Ended June 30, 2003

Revenue:

We did not generate any revenue from our wireless internet operations for the three months ended June 30, 2004. Revenue generated from our video operations of $269,103 for the three months ended June 30, 2003 has been presented in discontinued operations.

Operating expenses:

Our operating expenses for the three months ended June 30, 2004 were $606,286 which consisted of $46,891 of expenses associated with our wireless internet operations and the issuance of 93,232,524 shares of our common stock to two officers for services rendered valued at $559,395. Operating expenses associated with our video operations for the three months ended June 30, 2003 amounted to $870,875.

Other income (Expense):

Interest expense decreased 3.4% or $5,175 to $146,698 for the three months ended June 30, 2004 from $151,873 for the three months ended June 30, 2003. Amortization on discount of convertible notes payable increased 56.6% or $116,642 for the three months ended June 30, 2004 to $322,790 from $206,148 for the three months ended June 30, 2003 due to the issuance of more convertible notes payable in the latter half of 2003 that had discounts related to the value of the detachable warrants and the beneficial conversion features and more conversions of such debentures which resulted the immediate amortization of any unamortized discounts associated with the amounts converted. Financing costs in 2003 are penalties for not filing and obtaining effectiveness of a registration statement registering the shares of the Company's common stock underlying the February 2002 private placement and the two June 2002 convertible debentures.

Incurrence of penalties ceased on September 5, 2003 when the registration statement became effective. The value of detachable warrants associated with the convertible debentures is computed at the end of each accounting period using Black Sholes calculations. As of December 31, 2003 there was no further liability associated with the warrants due to the effective registration of such warrants. For the three months ended June 30, 2004, we recognized financing costs of $108,666 for the issuance of 30,000,000 warrants associated with two secured promissory notes.


Six Months Ended June 30, 2004 as compared to the Six Months Ended June 30, 2003

Revenue:

We did not generate any revenue from our wireless internet operations for the six months ended June 30, 2004. Revenue generated from our video operations of $701,488 for the six months ended June 30, 2003 has been presented in discontinued operations.

Operating expenses:

Our operating expenses for the six months ended June 30, 2004 were $606,286 which consisted of $46,891 of expenses associated with our wireless internet operations and the issuance of 93,232,524 shares of our common stock to two officers for services rendered valued at $559,395. Operating expenses associated with our video operations for the six months ended June 30, 2003 amounted to $1,904,870.

Other income (Expense):

Interest expense increased 56.1% or $115,134 to $320,336 for the six months ended June 30, 2004 from $205,202 for the six months ended June 30, 2003. The increase is due to higher note payable balances and the amortization of debt issuance costs associated with the new convertible notes payable. Amortization on discount of convertible notes payable increased 63.9% or $265,347 for the six months ended June 30, 2004 to $680,839 from $415,492 for the six months ended June 30, 2003 due to the issuance of more convertible notes payable in the latter half of 2003 that had discounts related to the value of the detachable warrants and the beneficial conversion features and more conversions of such debentures which resulted the immediate amortization of any unamortized discounts associated with the amounts converted. Financing costs in 2003 are penalties for not filing and obtaining effectiveness of a registration statement registering the shares of the Company's common stock underlying the February 2002 private placement and the two June 2002 convertible debentures. Incurrence of penalties ceased on September 5, 2003 when the registration statement became effective. The value of detachable warrants associated with the convertible debentures is computed at the end of each accounting period using Black Sholes calculations. As of December 31, 2003 there was no further liability associated with the warrants due to the effective registration of such warrants. For the six months ended June 30, 2004, we recognized financing costs of $108,666 for the issuance of 30,000,000 warrants associated with two secured promissory notes offset by other income related to financings costs of $41,183. This income is related to the reduction in the accrual related to the penalties associated with the February 2002 private placement. The penalties were calculated at June 30, 2004 based on the formula in the private placement agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had cash and cash equivalents of $453,434 compared to $6,072 at June 30, 2004. In the six months ended June 30, 2004, negative working capital has deteriorated by $2,541,095 to $8,196,844 at June 30, 2004 from $5,655,749 at December 31, 2003 due to an increase in short -term financing of $500,000 and an increase in the amount of convertible debentures that come due within the next twelve months.

We had continuing losses from operations in the six months ended June 30, 2004 of $606,286. We are currently unable to project when the business may no longer generate a loss.

On May 9, 2003, we entered into a securities purchase agreement with six investors for the sale of (i) $1,000,000 in convertible debentures and (ii) a warrants to buy 5,000,000 shares of our common stock. In addition, in exchange for cancellation of a reset option by one investor, the Company issued an investor a convertible debenture in the amount of $910,120.

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

In March 2004, we obtained $300,000 from our current investors. These funds were repaid from the proceeds of the issuance of 1,457 shares of our Series A Convertible Preferred Stock in July 2004.

In April and May 2004, we obtained an additional $200,000 from a current investor. These funds were repaid from the proceeds of the issuance of 1,457 shares of our Series A Convertible Preferred Stock in July 2004.

In July 2004 we issued 1,457 shares of our Series A Convertible Preferred Stock to existing investors for gross proceeds of $2,550,000. The net proceeds received by us were $1,741,000 after repaying the secured promissory notes of $500,000, the payment of $255,000 in commissions and the payment of $54,000 in legal fees associated with the transaction.

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

Item 2.    Change in Securities

During the three months ended June 30, 2004, the Company issued the following shares of its common stock:

      o 93,232,524 shares to two officers of the Company for services rendered valued at $559,395. The value of the services was based on the market price of the Company's stock at the date of grant times the number of shares issued;

      o 95,128,816 shares to investors in connection with the conversion of $305,000 of convertible notes payable;

      o 10,949,038 shares to investors in connection with the conversion of accrued interest on convertible notes payable of $35,917;

      o 27,000,000 shares in connection with the acquisition of all of the assets of Corridor Communications Corporation, an Oregon corporation, Ashcreek Wireless, a sole proprietorship, and Quik Internet of the Valley, Inc., an Oregon corporation.

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


Item 3.    Defaults Upon Senior Securities

The Company is in default on six (6) promissory notes totaling $500,000 as of June 30, 2004. All of these notes were repaid in July 2004.


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

      Number                               Exhibit

       31.1         Rule 13a-14(a) Certification of Chief Executive Officer

       31.2         Rule 13a-14(a) Certification of Acting Chief Financial
                    Officer

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




(b) Reports on Form 8-K

On May 12, 2004, the Company filed a Current Report on Form 8-K announcing the acquisition of all of the assets of Corridor Communications Corporation, an Oregon corporation for 12,000,000 shares of the Company's common stock. This filing was amended on Form 8-K/A on May 17, 2004.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CORRIDOR COMMUNICATIONS CORP.



August 16, 2004                           By:      /s/ J. Michael Heil
                                             ----------------------------------
                                                   J. Michael Heil
                                                   Chief Executive Officer


August 16, 2004                           By:      /s/ Scott Mac Caughern
                                             ----------------------------------
                                                   Scott Mac Caughern
                                                   Chairman and Acting
                                                     Chief Financial Officer