Form 10QSB
period 2004-09-30
Corridor Communications Corp
filed 2004-11-22
CIK 1069389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

              9333 East Main Street, Suite 122, Mesa, Arizona 85207
                    (Address of principal executive offices)

                                 (480) 380-5855
                           (Issuer's telephone number)

           1235 Pear Avenue, Suite 109 Mountain View, California 94043
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 18, 2004 - 922,651,613 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                          CORRIDOR COMMUNICATIONS CORP.
                                      Index

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Consolidated Financial Statements (unaudited)                                         2

           Consolidated Balance Sheet as of September 30, 2004 (unaudited)                       2

           Consolidated Statements of Operations for the
           three and nine months ended September 30, 2004 and 2003 (unaudited)                   3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2004 and 2003 (unaudited)                             4
           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                           14

Item 3.    Controls and Procedures                                                              18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          19

Item 3.    Defaults Upon Senior Securities                                                      19

Item 4.    Submission of Matters to a Vote of Security Holders                                  19

Item 5.    Other Information                                                                    19

Item 6.    Exhibits                                                                             20

SIGNATURES                                                                                      20

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                                                      Corridor Communications Corp. and Subsidiaries
                                                                                                      (formerly Amnis Systems, Inc.)
                                                                                                         Consolidated Balance Sheet
                                                                                                                 September 30, 2004
====================================================================================================================================
                                                                                                                        (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets:
     Cash and cash equivalents                                                                                         $     81,421
     Accounts receivable, net of allowance for doubtful accounts of $ 146,441                                               225,707
     Inventories, net of reserve of $905,762                                                                                 33,501
     Prepaid expenses and other current assets                                                                               33,047
     Debt issuance costs                                                                                                     10,051
------------------------------------------------------------------------------------------------------------------------------------

          Total current assets                                                                                              383,727
------------------------------------------------------------------------------------------------------------------------------------

Property and Equipment, net of accumulated depreciation of $14,661                                                          670,137
Franchise, net of accumulated amortization of $2,450                                                                         46,550
Customer list, net of accumulated amortization of $49,267                                                                 1,362,862
Debt Issuance Costs                                                                                                          37,841
Goodwill                                                                                                                     11,542
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       $  2,512,659
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities:
     Secured promissory note, net of discount of $32,705                                                               $    267,295
     Stockholders' notes payable                                                                                            155,000
     Notes payable, current portion                                                                                           7,335
     Accounts payable                                                                                                     2,067,976
     Accrued salaries                                                                                                     1,597,036
     Accrued vacation                                                                                                       231,128
     Accrued interest payable                                                                                               713,746
     Customer deposits                                                                                                       19,870
     Convertible notes payable, current portion (net of discount of $170,284)                                             2,045,390
     Deferred revenue                                                                                                       260,628
     Other accrued expenses                                                                                                 928,998
------------------------------------------------------------------------------------------------------------------------------------

          Total current liabilities                                                                                       8,294,402

Long-Term Liabilities:
     Deferred revenue                                                                                                        79,008
     Note payable, long-term portion                                                                                         53,960
     Convertible note payable, long-term portion (net of discount of $375,775)                                              599,802
------------------------------------------------------------------------------------------------------------------------------------

          Total liabilities                                                                                               9,027,172
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit:
     Preferred stock, $0.0001 par value; 20,000,000 authorized
       Series A preferred stock; 1,457 shares issued and outstanding                                                      2,241,000
     Common stock, $0.0001 par value:
       Authorized - 1,600,000,000 shares
       Issued and outstanding - 787,086,499 shares                                                                           78,708
     Additional paid-in capital                                                                                          34,007,698
     Accumulated deficit                                                                                                (42,841,919)
------------------------------------------------------------------------------------------------------------------------------------

          Total stockholders' deficit                                                                                    (6,514,513)
------------------------------------------------------------------------------------------------------------------------------------

          Total liabilities and stockholder's deficit                                                                  $  2,512,659
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                     Corridor Communications Corp. and Subsidiaries
                                                                                                      (formerly Amnis Systems, Inc.)
                                                                                               Consolidated Statements of Operations

====================================================================================================================================
                                                                              September 30,                     September 30,
                                                                     ----------------------------      -----------------------------
For the three and nine months ended                                      2004           2003             2004             2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (unaudited)     (unaudited)      (unaudited)      (unaudited)
Sales                                                              $     283,242    $          --    $     283,242    $          --

Cost of Goods Sold                                                        53,616               --           53,616               --
------------------------------------------------------------------------------------------------------------------------------------

       Gross profit                                                      229,626               --          229,626               --
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
    General and administrative                                         1,035,519               --        1,641,805               --
------------------------------------------------------------------------------------------------------------------------------------

          Total operating exenses                                      1,035,519               --        1,641,805               --
------------------------------------------------------------------------------------------------------------------------------------

          Loss from operations                                          (805,893)              --       (1,412,179)              --

Other Income (Expense)
    Interest expense, net                                               (178,625)        (132,911)        (498,961)        (338,113)
    Amortization of discount on convertible notes payable               (163,875)        (297,764)        (844,714)        (713,256)
    Financing costs                                                     (146,654)        (200,747)        (214,137)      (1,091,737)
    Change in fair value of detachable warrants                               --          211,361               --         (135,459)
    Other, net                                                                --             (931)              --           (1,316)
------------------------------------------------------------------------------------------------------------------------------------

           Total other income (expense)                                 (489,154)        (420,992)      (1,557,812)      (2,279,881)
------------------------------------------------------------------------------------------------------------------------------------

Net loss before taxes and discontinued operations                     (1,295,047)        (420,992)      (2,969,991)      (2,279,881)
------------------------------------------------------------------------------------------------------------------------------------

    Income Tax                                                                --               --               --               --
------------------------------------------------------------------------------------------------------------------------------------

Net loss from continuing operations                                   (1,295,047)        (420,992)      (2,969,991)      (2,279,881)

Discontinued operations
    Loss from operations of discontinued operations                      (59,109)      (1,216,703)      (1,219,732)      (2,923,962)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                              (1,354,156)      (1,637,695)      (4,189,723)      (5,203,843)

Preferred stock dividends                                                (57,847)              --          (57,847)              --
------------------------------------------------------------------------------------------------------------------------------------

Net loss attributed to common stockholders                         $  (1,412,003)   $  (1,637,695)   $  (4,247,570)   $  (5,203,843)
------------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss per Common Share
    Continuing operations                                          $       (0.00)   $       (0.00)   $       (0.01)   $       (0.02)
    Discontinued operations                                                (0.00)           (0.01)           (0.00)           (0.03)
------------------------------------------------------------------------------------------------------------------------------------
                                                                   $       (0.00)   $       (0.01)   $       (0.01)   $       (0.05)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic & diluted                633,498,563      123,033,241      444,913,593       97,765,671
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                      Corridor Communications Corp. and Subsidiaries
                                                                                                      (formerly Amnis Systems, Inc.)
                                                                                               Consolidated Statements of Cash Flows

====================================================================================================================================
                                                                                                             September 30,
                                                                                                    --------------------------------
For the nine months ended                                                                               2004              2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (unaudited)     (unaudited)
Cash Flows from Operating Activities:
     Net loss                                                                                        $(4,189,723)       $(5,203,843)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Common stock and options issued for services                                                  1,297,985            701,954
         Value of warrants issued for financing costs                                                    179,240                 --
         Employee salaries exchanged for stock                                                            62,522             29,598
         Depreciation and amortization                                                                    66,378             42,015
         Amortization of discounts on convertible notes payable                                          844,714            713,256
         Amortization of debt issuance costs                                                             110,583             28,632
         Loss on disposal of property and equipment                                                           --                945
         Change in fair value of warrant liability                                                            --            135,459
     Changes in operating assets and liabilities:
         Accounts receivable                                                                            (122,154)            38,770
         Inventories                                                                                      12,499             (7,322)
         Prepaid expenses and other assets                                                                35,480            (31,494)
         Accounts payable                                                                                 87,738             52,084
         Accrued salaries                                                                                 68,499            992,484
         Accrued vacation                                                                                (14,668)            23,172
         Accrued interest payable                                                                        390,673            339,868
         Customer deposits                                                                                  (480)                --
         Deferred revenue                                                                                148,991              6,289
         Other accrued expenses                                                                         (131,085)         1,146,642
------------------------------------------------------------------------------------------------------------------------------------

         Net cash used in operating activities                                                        (1,152,808)          (991,491)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Payments for acquisition of companies, net                                                       (1,756,235)                --
     Purchases of property and equipment                                                                 (24,693)           (23,503)
------------------------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                                        (1,780,928)           (23,503)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from financing obligations collateralized by accounts receivable -                              --            891,702
     Payments on financing obligations collateralized by accounts receivable                                  --         (1,277,971)
     Payment of debt issuance costs                                                                           --           (147,500)
     Payments on secured promissory notes                                                               (500,000)                --
     Payment on notes payable                                                                             (4,277)                --
     Proceeds from issuance of common stock                                                                   --                 --
     Proceeds from convertible debentures                                                                     --          1,250,000
     Proceeds from sale of Series A preferred stock                                                    2,550,000                 --
     Payment of offering costs                                                                          (309,000)                --
     Proceeds from the exercise of options and warrants                                                   25,000            530,920
     Proceeds from secured promissory notes                                                              800,000                 --
------------------------------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                                     2,561,723          1,247,151
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                               (372,013)           232,157

Cash and cash equivalents, beginning of period                                                           453,434             87,470
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                             $    81,421        $   319,627
------------------------------------------------------------------------------------------------------------------------------------

Non Cash Investing and Financing Activities:
     Common stock issued for sevices                                                                 $ 1,243,985        $   250,248
     Accrued salaries exchanged for common stock                                                          62,522             29,598
     Debt and accrued interest exchanged for common stock                                                 88,626            327,073
     Accrued penalties in exchange for common stock                                                      330,104                 --
     Convertible note payable exchanged for common stock                                                 771,821            271,700
     Stockholder purchase of financing oligation from bank                                                    --            531,397
     Discount on convertible note payable/promissory notes                                               211,945          1,468,247
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
     Cash paid for income taxes                                                                      $        --        $        --
     Cash paid for interest                                                                          $        --        $        --
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                 CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARIES
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared by Corridor Communications Corp. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2004 of $4,189,723 and at September 30, 2004, had an accumulated deficit of $42,841,919 and a working capital deficit of $7,910,675 These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently acquired Corridor Communications Corporation, Ashcreek Wireless, Quik Internet of the Valley, Inc. and Eagle West Communications, Inc. The Company believes that with the new acquisitions and sufficient capital to fund operations that the Company will be able to achieve profitable operations, but there can be no assurance that the Company will generate positive cash flows from operations sufficient to sustain operations in the near term.

NOTE 2 - STOCK OPTIONS

         The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the nine months ended September 30, 2004 and 2003:

                 CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARIES
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                              2004            2003
                                                           -----------    -----------

                Net loss as reported                       $(4,189,723)   $(5,203,843)
                Expense recognized                                  --             --
                Pro forma expense                              (40,036)      (824,879)
                                                           -----------    -----------

                Pro forma net loss                         $(4,229,759)   $(6,028,722)
                                                           ===========    ===========
                Basic and diluted loss per common share:
                    As reported                            $     (0.01)   $     (0.05)
                    Pro forma                              $     (0.01)   $     (0.06)

         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2004 and 2003: risk-free interest rate of 3.0% and 4.0%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 386% and 242%; and a weighted average expected life of the option of 1 and 2 years, respectively.

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

NOTE 3 - EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2004, the Company had outstanding warrants and options to purchase shares of common stock of 253,658,401, of which all were antidilutive and at September 30, 2004.


NOTE 4 - NOTE RECEIVABLE

         The Company advanced to Corridor Communication Corporation, an Oregon corporation (See Note 9) $60,000 pursuant to a promissory note dated March 16, 2004. The note bears interest at 8% per annum and is due on March 16, 2005. This note was forgiven on June 30, 2004 and was considered part of the purchase price for Ashcreek Wireless. (See Note
         9).

                 CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARIES
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - SECURED PROMISSORY NOTE

         On March 2, 2004, the Company issued four (4) secured promissory notes for $75,000 each to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, SDS Merchant Fund and Bristol Capital. The notes bear interest at 12% per annum and were due on March 15, 2004. These notes were repaid in July 2004 from the proceeds of the sale of 1,457 shares of the Company's Series A Convertible Preferred Stock. (See Note
         8).

         On April 28, 2004 and May 4, 2004, the Company issued secured promissory notes for $100,000 each to Bristol Capital. The notes bear interest at 12% per annum and were due on June 15, 2004. These notes were repaid in July 2004 from the proceeds of the sale of 1,457 shares of the Company's Series A Convertible Preferred Stock. (See Note 8). In addition, in connection with these two promissory notes, the Company issued to Bristol Capital a total of 30,000,000 warrants to purchase shares of the Company's common stock for $0.005 per shares. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with these promissory notes. The estimated value of the warrants of $240,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 402%. The face amount of the notes of $200,000 was proportionately allocated to the notes and the warrants in the amount of $91,334 and $108,666, respectively. The amount allocated to the warrants of $108,666 was recorded as a discount on the notes and as an addition to additional paid in capital. The discount of $108,666 was amortized over the life of the notes. As of June 30, 2004, the entire discount of $180,666 has been amortized to financings costs in the accompanying consolidated statements of operations.

         On August 20, 2004, the Company issued a secured promissory note for $300,000 to Bristol Capital. The note bears interest at 0.555556% per day and is due on October 19, 2004. Bristol Capital extended the due date of the note until November 22, 2004 for an additional interest payment of $50,000. In addition, in connection with this promissory note, the Company issued to Bristol Capital 45,000,000 warrants to purchase shares of the Company's common stock for $0.0035 per shares. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with these promissory notes. The estimated value of the warrants of $157,500 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 402%. The face amount of the note of $300,000 was proportionately allocated to the notes and the warrants in the amount of $196,721 and $103,279, respectively. The amount allocated to the warrants of $103,279 was recorded as a discount on the note and as an addition to additional paid in capital. The discount of $103,279 is being amortized over the life of the note. As of September 30, 2004, $70,574 of the discount has been amortized to financings costs in the accompanying consolidated statements of operations.

                 CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARIES
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE

         A rollforward of the convertible notes payable is as follows:

                  Balance, December 31, 2003    $ 2,572,299
                  Conversions into equity          (771,821)
                  Amortization of discounts         844,714
                                                -----------
                  Balance, September 30, 2004     2,645,192
                  Less current portion           (2,045,390)
                                                -----------
                  Long-term portion             $   599,802
                                                ===========

NOTE 7 - OTHER ACCRUED EXPENSES

          Other accrued expenses at September 30, 2004 consisted of the following:

                  Penalty for not registering shares issued in February 2002        $243,641
                  Penalty for not registering shares underlying
                     convertible debentures                                          316,567
                  Value of reset option provision in September 18, 2002 agreement    238,000
                  Other                                                              130,790
                                                                                    --------
                                                                                    $928,998

NOTE 8 - STOCKHOLDERS' DEFICIT

         Preferred Stock

         On July 23, 2004 the Company issued 1,457 shares of its Series A Convertible Preferred Stock to existing investors for gross proceeds of $2,550,000. The net proceeds received by the Company were $1,741,000 after repaying the secured promissory notes of $500,000, the payment of $255,000 in commissions and the payment of $54,000 in legal fees associated with the transaction. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at the price of $.02 per share; provided, however, under certain circumstances amounting to a breach of the Company's obligations under its agreements with the Investors, the conversion price is the lesser of $0.02 or 80% of the average of the three lowest intraday trading prices during the 20 trading days immediately prior to the conversion date. The investors shall be entitled to receive cumulative dividends at the rate of 10% per annum during the first year after closing and 12% per annum thereafter. In addition, the Company granted to each investor a warrant to purchase 87,500 shares of the Company's common stock for $0.02 for each shares of Series A purchased.

         The estimated value of the warrants of $790,422 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 402%. There is no beneficial conversion feature associated with the Series A Convertible Preferred Stock. The relative value of the warrants of $603,378 was recorded as a preferred stock dividend at the date of issuance.

                 CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARIES
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Common Stock

         During the nine months ended September 30, 2004, the Company issued the following shares of its common stock:

      o 93,232,524 shares to two officers of the Company for services rendered valued at $559,395. The value of the services was based on the market price of the Company's stock at the date of grant times the number of shares issued;

      o 141,611,423 shares to consultants for services rendered valued at $684,592. The value of the services was based on the market price of the Company's stock at the date of grant times the number of shares issued;

      o 177,096,174 shares to investors in connection with the conversion of $771,821 of convertible notes payable;

      o 23,402,180 shares to investors in connection with the conversion of accrued interest on convertible notes payable of $88,626;

      o 63,212,121 shares to an investor in connection with accrued penalties of $313,600 associated with a reset option provision;

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

         During the nine months ended, the Company issued to a consultant a total of 5,000,000 warrants to purchase 5,000,000 shares of the Company's common stock at $0.005 per share. These warrants were valued at $54,000 using the Black-Scholes option pricing model using the following assumptions: term of 0.083 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 735%. These warrants were exercised during the nine months ended September 30, 2004.

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

                 CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARIES
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The allocation of the purchase price is as follows:

                  Property and equipment   $108,000
                                           --------
                  Purchase price           $108,000
                                           ========

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

         The allocation of the purchase price is as follows:

                  Cash                     $   3,765
                  Accounts receivable          6,690
                  Property and equipment      80,980
                  Customer list               48,700
                  Goodwill                    11,542
                  Unearned revenue            (7,577)
                  Customer deposits          (20,350)
                                           ---------
                  Purchase price           $ 123,750
                                           =========

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

                 CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARIES
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The allocation of the purchase price is as follows:

                        Accounts receivable          15,299
                        Property and equipment        2,525
                        Franchise                    49,000
                        Customer list               132,029
                        Accounts payable            (10,710)
                        Unearned revenue             (8,821)
                        Note payable to sellers     (50,000)
                        Note payable to bank        (65,572)
                                                  ---------
                        Purchase price            $  63,750
                                                  =========

         Eagle West Communications, Inc.

         On August 25, 2004 the Company closed an Asset Purchase Agreement with Eagle West Communications, Inc. ("Eagle West"), a Nevada company, whereby the Company acquired all of the assets of Eagle West for a purchase price of $1,700,000. Eagle West acquired the assets from Eagle West, LLC, a Kansas limited liability company ("Eagle LLC"), which had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona on February 18, 2003. On May 12, 2004, the Bankruptcy Court granted Eagle LLC the authority to proceed with the sale of its assets to Eagle West. The transaction was funded by utilizing cash generated from the sale of the Company's Series A Convertible Preferred Stock in connection. The Company did not assume any liabilities of Eagle West. Eagle West, Eagle LLC and their respective affiliates are unrelated parties to the Company and its affiliates, and the purchase price was determined by arms-length negotiations. This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, "Business Combinations," and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The allocation of the purchase price as shown below is preliminary, and may be adjusted upon the completion of an appraisal of the property and equipment and other future analyses.

         The allocation of the purchase price is as follows:

                      Cable system equipment      396,200
                      Vehicles                     72,400
                      Customer list             1,231,400
                                               ----------
                      Purchase price           $1,700,000
                                               ==========

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

                 CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARIES
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                  September 30,
                                                     -------------------------------------
                                                             2004                2003
                                                     -----------------   -----------------
                  Net sales                          $         463,859   $         255,492
                                                     =================   =================
                  Gross profit                       $         335,273   $         123,164
                                                     =================   =================
                  Operating expenses                 $       1,861,160   $         162,731
                                                     =================   =================
                  Net loss                           $       4,198,291   $       5,238,841
                                                     =================   =================
                  Basic and diluted loss per share   $            0.01   $            0.04
                                                     =================   =================
                  Weighted average shares                  462,913,593         124,765,671
                                                     =================   =================

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

         Below is a summary of the operating results of the Company's video operations for the nine months ended September 30, 2004 and 2003:

                                              Nine Months Ended
                                                September 30,
                                          -----------------------
                                            2004         2003
                                          ----------   ----------

                   Net sales              $  234,949   $1,217,673
                                          ==========   ==========
                   Gross profit           $   72,240   $  347,417
                                          ==========   ==========
                   Operating expenses     $1,291,972   $3,271,319
                                          ==========   ==========
                   Loss from operations   $1,219,732   $2,923,962
                                          ==========   ==========

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

                 CORRIDOR COMMUNICATIONS CORP. AND SUBSIDIARIES
                         (formerly Amnis Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

         From October 1, 2004 to November 18, 2004, the Company has issued 135,565,114 shares of common stock in connection with the conversion of convertible notes payable into common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

OVERVIEW

We are a Delaware corporation formed in July 1998. Until our discontinuance of video operation in January 2004 we made hardware and software products for the creation, management and transmission of high-quality digital video over computer networks. In May 2004 we acquired the assets of Corridor Communications Corporation, a wireless fidelity internet service provider and in June 2004 we acquired the assets of Quik Internet an Internet Service Provider and AshCreek Wireless, both located in Salem, Oregon. On August 25, 2004, we closed an Asset Purchase Agreement with Eagle West Communications, Inc. ("Eagle West"), a Nevada company engaged in the provision of cable services in the Southwest United States, whereby we acquired all of the assets of Eagle West for a purchase price of $1,700,000.

CRITICAL ACCOUNTING POLICIES

There are no other critical accounting policies other than those noted in Note 1 in our annual consolidated financial statements included in Form 10-KSB for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Discontinued Operations

In January 2004, we made the decision to discontinue our video operation, which consisted of the manufacturing of hardware and software products for the creation, management and transmission of high-quality digital video over computer networks.

All of the principal assets associated with our video operations were written down as of December 31, 2003. We are still responsible for all the liabilities incurred by our video operations which continue to be presented under their proper captions in the accompanying consolidated balance sheet included elsewhere in this Form 10-QSB. The operating results of our video operations have been presented as discontinued operations in the accompanying consolidated statements of operations included elsewhere in this Form 10-QSB.

Below is a summary of the operating results of our video operations for the nine months ended September 30, 2004 and 2003:

                                           Nine Months Ended
                                              September 30,
                                       -----------------------
                                         2004             2003
                                       ----------   ----------

                Net sales              $  234,949   $1,217,673
                                       ==========   ==========
                Gross profit           $   72,240   $  347,417
                                       ==========   ==========
                Operating expenses     $1,291,972   $3,271,319
                                       ==========   ==========
                Loss from operations   $1,219,732   $2,923,962
                                       ==========   ==========

Three Months Ended September 30, 2004 as compared to the Three Months Ended September 30, 2003

Sales:

Sales for the three months ended September 30, 2004 were $283,242 which was generated from our wireless internet operations and our cable operations. Revenue generated from our video operations of $516,185 for the three months ended September 30, 2003 has been presented in discontinued operations.

Cost of Goods Sold:

Cost of goods sold for the three months ended September 30, 2004 were $53,616 or 18.9% of sales. Cost of goods sold from our video operations of $366,379 for the three months ended September 30, 2003 has been presented in discontinued operations

Operating expenses:

Our operating expenses for the three months ended September 30, 2004 were $1,035,519 which consisted of expenses associated with our wireless internet operations, our cable operations and general corporate overhead. A significant part of our operating expenses was the issuance of 139,447,360 shares of our common stock to various consultants for services rendered valued at $624,457. Operating expenses associated with our video operations for the three months ended September 30, 2003 amounted to $1,366,509.

Other income (Expense):

Interest expense increased 34.4% or $45,714 to $178,625 for the three months ended September 30, 2004 from $132,911 for the three months ended September 30, 2003. The increase is principally due to the interest being charged on the $300,000 promissory note due on November 22, 2004. Amortization on discount of convertible notes payable decreased 44.9% or $133,889 for the three months ended September 30, 2004 to $163,875 from $297,764 for the three months ended September 30, 2003 due to less conversions of debentures which resulted in the immediate amortization of any unamortized discounts associated with the amounts converted. Financing costs in 2003 are penalties for not filing and obtaining effectiveness of a registration statement registering the shares of the Company's common stock underlying the February 2002 private placement and the two June 2002 convertible debentures. Incurrence of penalties ceased on September 5, 2003 when the registration statement became effective. The value of detachable warrants associated with the convertible debentures is computed at the end of each accounting period using Black Sholes calculations. As of December 31, 2003 there was no further liability associated with the warrants due to the effective registration of such warrants. For the three months ended September 30, 2004, we recognized financing costs for the issuance of 45,000,000 warrants associated with a $300,000 promissory notes.

Nine Months Ended September 30, 2004 as compared to the Nine Months Ended September 30, 2003

Sales:

Sales for the nine months ended September 30, 2004 were $283,242 which was generated from our wireless internet operations and our cable operations. Revenue generated from our video operations of $1,217,673 for the nine months ended September 30, 2003 has been presented in discontinued operations.

Cost of Goods Sold:

Cost of goods sold for the nine months ended September 30, 2004 were $53,616 or 18.9% of sales. Cost of goods sold from our video operations of $870,256 for the nine months ended September 30, 2003 has been presented in discontinued operations

Operating expenses:

Our operating expenses for the nine months ended September 30, 2004 were $1,641,805 which consisted of expenses associated with our wireless internet operations, our cable operations and general corporate overhead. A significant part of our operating expenses was the issuance of 234,843,947 shares of our common stock to two executives and various consultants for services rendered valued at $1,243,985. Operating expenses associated with our video operations for the nine months ended September 30, 2003 amounted to $3,271,379.

Other income (Expense):

Interest expense increased 47.6% or $160,848 to $498,961 for the nine months ended September 30, 2004 from $338,113 for the nine months ended September 30, 2003. The increase is principally due to the interest being charged on the $300,000 promissory note due on November 22, 2004 and the $500,000 of promissory notes issued in the 1st and 2nd quarter of 2004. Amortization on discount of convertible notes payable increased 44.9% or $131,458 for the nine months ended September 30, 2004 to $844,714 from $713,256 for the nine months ended September 30, 2003 due to more conversions of debentures which resulted in the immediate amortization of any unamortized discounts associated with the amounts converted. Financing costs in 2003 are penalties for not filing and obtaining effectiveness of a registration statement registering the shares of the Company's common stock underlying the February 2002 private placement and the two June 2002 convertible debentures. Incurrence of penalties ceased on September 5, 2003 when the registration statement became effective. The value of detachable warrants associated with the convertible debentures is computed at the end of each accounting period using Black Sholes calculations. As of December 31, 2003 there was no further liability associated with the warrants due to the effective registration of such warrants. For the nine months ended September 30, 2004, we recognized financing costs for the issuance of 45,000,000 warrants associated with three secured promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had cash and cash equivalents of $453,434 compared to $81,421 at September 30, 2004. In the nine months ended September 30, 2004, negative working capital has deteriorated by $2,254,926 to $7,910,675 at September 30, 2004 from $5,655,749 at December 31, 2003 due to an increase in short term financing of $300,000 and an increase in the amount of convertible debentures that come due within the next twelve months.

We had continuing losses from operations in the nine months ended September 30, 2004 of $1,412,179. We are currently unable to project when the business may no longer generate a loss.

On May 9, 2003, we entered into a securities purchase agreement with nine investors for the sale of (i) $1,000,000 in convertible debentures and (ii) warrants to buy 5,000,000 shares of our common stock. In addition, in exchange for cancellation of a reset option by one investor, the Company issued an investor a convertible debenture in the amount of $910,120.

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

On August 20, 2004, we issued a secured promissory note for $300,000 to a current investor. The note bears interest at 0.555556% per day and is due on November 22, 2004.

We believe we will still need additional investments in order to fund operations until such time that we are able to generate positive cash flow from our operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, the Company issued the following shares of its common stock:

      o 139,447,360 shares to various consultants of the Company for services rendered valued at $624,457. The value of the services was based on the market price of the Company's stock at the date of grant times the number of shares issued;

      o 14,707,561 shares to investors in connection with the conversion of $50,000 of convertible notes payable;

      o 23,402,180 shares to investors in connection with the conversion of accrued interest on convertible notes payable of $88,626; and

      o 42,213,333 shares to investors in connection with penalties of $150,104.

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

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

            The following matters were approved by stockholders of our company holding a majority of the outstanding shares of common stock pursuant to a written consent dated September 23, 2004 in lieu of a special meeting of the stockholders:

      o the amendment of the our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 1,600,000,000 shares to 10,000,000,000 shares; and

      o the amendment of our Certificate of Incorporation, as amended, to implement a reverse split of our common stock at a ratio of 1-for-10, 1-for-20 or 1-for-30. The ratio at which the reverse stock split will be implemented will be selected by our Board of Directors in its discretion.

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

------------------- ------------------------------------------------------------
      Number                                  Exhibit
------------------- ------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification
------------------- ------------------------------------------------------------
       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------- ------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORRIDOR COMMUNICATIONS CORP.

November 19, 2004                     By: /s/ J. Michael Heil
                                         ---------------------------------------
                                         J. Michael Heil
                                         Chief Executive Officer and Acting
                                         Chief Financial Officer


                                       20
<